Form 10-K
period 2012-06-30
Blue Star Entertainment Technologies, Inc.
filed 2012-11-13
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-54360

BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

British Virgin Islands

None

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

Plaza Neptuno, Planta Baja, Suite 351, Ave. Ricardo J. Alfaro, El Dorado, Panama City, Panama

(Address of principal executive offices)                                                                (Zip Code)

Registrant's telephone number, including area code: +507-836-6917

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES       NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES            NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES   X        NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES   X        NO

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES           NO  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: $11,400

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011 was not determinable based on the lack of trading of its common stock.

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2012 was 560,020,000

DOCUMENTS INCORPORATED BY REFERENCE - NONE

PART I

Item 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Bluestar Entertainment Technologies, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

Background

                Blue Star Entertainment Technologies, Inc., originally incorporated as Solarte Hotel Corporation (“Blue Star”) was organized in May 2008 to purchase real estate in the archipelago of Bocas Del Toro, Panama and to develop a luxury eco-lodge hotel on the property. Blue Star's founder located suitable waterfront property for development on Solarte Island, near Bocas Del Toro, and Blue Star entered into a purchase agreement for acquisition of the property. We registered shares of common stock on Form F-1 in December 2008 to fund this project, but due to the state of the capital markets at the end of 2008 and in 2009 the offering was unsuccessful. In June 2009 the Company  abandoned this business plan and embarked on a new plan to market incorporation services, including US jurisdictions, Panama and other offshore jurisdictions, as a form of estate planning or asset protection for its clients. We do not market our services for the avoidance of any taxes.

In October, 2011, a new interim President, Erick Hansen, was appointed to manage the company; this President apparently intended to cause Blue Star to acquire a Spokane, Washington-based company named Blue Star Technologies, as soon as an audit of that entity could be completed.  Blue Star Technologies is a replicator of blue ray DVDs. In December 2011 the Board of Directors, under the guidance of Mr. Hansen, changed the name of the Company to Blue Star Entertainment Technologies, Inc., in connection with that proposed acquisition. However, no audit was ever completed for Blue Star Technologies, nor were any shares issued or transferred nor any acquisition effected, and that entity remains independently owned and non-affiliated with the Company. The majority shareholder removed Mr. Hansen from all positions.  We plan to change the name of the Company back to Solarte Hotel Corporation or to a name congruent with our current business.  In May, 2012, the former operations manager purchased control of the company and became its principal officer.

Our Business

We are engaged in marketing incorporation services for incorporation for US jurisdictions such as Nevada, Wyoming, South Dakota and Delaware, and others, and offshore jurisdictions such as Panama. We engage duly licensed legal professionals or trust companies in the appropriate jurisdictions to perform the required legal services. We market our services primarily by referral. Initially, we maintained a website, www.panamacorporationservices.com, for marketing, but did not find that it was productive, and the website has been closed. As of July 2012, we have a limited number of clients, primarily consisting of financial advisors to wealthy or upper middle class individuals.

As uncertainty about the US and world economy continues, many persons are concerned about wealth management and asset protection. Other individuals are interested in conducting their business in corporate form due to the flexibility and privacy that the corporate form of business can provide.  We charge a flat fee for our services. Our fee ranges from $1,000 to $2,500 depending on the jurisdiction and the local filing and legal fees.  We do not market our services to encourage tax evasion and take all steps to ensure that laws are complied with.

There are innumerable companies engaged in marketing incorporation services. Most of these companies are internet based, and the rise of the internet has led to the rise of this industry.  The industry is characterized by low barriers to entry and most companies in the industry compete on the basis of price. We believe we can be competitive on price while, especially with respect to offshore incorporations, offering a higher level of service.  Long term, we hope to grow by forming relationships with financial advisors rather than with internet marketing. We believe this approach, while slower than marketing through the internet, will result in more steady growth.

Our business is not subject to any unique governmental regulations, although our service providers in offshore jurisdictions are usually required by law to be either lawyers or licensed trust companies.  Our management has limited experience with incorporation services, but has some marketing experience.  We have two employees, neither of which is full time at the present.

We have no backlog. Our business is not seasonal.

Plan of Operations

For the remainder of the fiscal year ended June 30, 2013 we do not plan to engage in any research and development activities, to make any material acquisition of plant or equipment, or to materially increase our number of employees.

Item 1A. RISK FACTORS.

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

We use a limited amount of executive office space in Panama for $500 per year; this includes telephone and mail forwarding services.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol SOLHF since July 27, 2012. There has been no trading of the common stock through June 30, 2012.

(b)

Holders

As of September 30, 2012, there were approximately 90 record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2012

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

      exercise of existing  outstanding options,   (excluding securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

 --

$

--

--

plans approved by

security holders

Equity compensation

_-

--

--

plans not approved

by security holders

Total

--

--

--

Company repurchases of common stock during the years ended June 30, 2012 and 2011.

None

(e)

Performance Graphic.  The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Share issuances in 2012

All share issuances have been previously reported.

 Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

The ongoing and future success of our business of offering incorporation services is primarily dependent on our ability to market our services, primarily by referrals. We emphasize a high level of service to our customers and potential customers. Since we maintain low overhead, we are able to maintain operations with our currently low level of revenues.

Critical Accounting Policies and Estimates

Stock Based Compensation

The Company may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting period.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends.  Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience.  The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

We did not grant any new employee options and no options were cancelled or exercised during the year ended June 30, 2012. As of June 30, 2012, there were no options outstanding.

Year ended June 30, 2011 compared to year ended June 30, 2010, and year ended June 30, 2012 compared to June 30, 2011

Our general administrative expenses decreased in fiscal 2011 compared to 2010 as a result of reduced compensation paid to our principal officer. This officer ceased receiving cash compensation in May 2012, and is expected to defer any compensation until the Company is able to show consistent profitability. There is no assurance that profitability will occur in the near or long term.

We started obtaining revenues in the year ended June 30, 2012; revenues were $11,400 during this period. Our gross margin during that period was about 66%. We issued 12,000,000 shares, valued at $1,200, for marketing, administrative and web design services in the year ended June 30, 2012.  Furthermore, we incurred compensation costs of $53,552 to account for the shares of common stock transferred to an officer of the Company.  This accounted for a part of the significant increase in expense for this period compared to the year ended June 30, 2011. We project that commencing in fiscal 2013, cash and share-based compensation will be minimal.

Our increase in expenses in the year ended June 30, 2012 compared to the 2011 year primarily related to  cost associated with the transfer of shares of common stock to an officer of the Company. The net loss for 2012 was $74,943, compared to $27,079 for 2011.

Analysis of Financial Position, Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.   The Company has a working capital deficiency of $16,646 and stockholders' deficiency of $16,646 as of June 30, 2012.  The Company has received limited revenues to date and has no foreseeable source of revenues sufficient to offset operating costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our cash needs during 2010, 2011 and 2012 to date have historically been funded by loans from the same member of prior management.  Loans consist of cash advances, which have not been documented by any loan agreement or promissory notes. The amounts advanced do not bear interest and there is no agreement as to repayment.

We have engaged in cost cutting efforts commencing in May 2012, and have eliminated executive compensation for the present.  We think this office space is sufficient for the present.   Our accounts payable-related party as of June 30, 2011 was $53,252; these amounts were converted into shares at $.0001 per share in May, 2012.  As of June 30, 2012, we have no cash on hand, and we had negative stockholders' deficiency of ($16,646). Liabilities as of June 30, 2012 include accounts payable to our former management of $17,625; we expect that payment of this amount will be deferred until we have available cash from operations.  We are in discussions with the related party (who resigned from all positions with Blue Star in June 2012 and who is no longer a related party) for cancellation or reduction of the amount payable. We have no significant need for cash for the coming 2013 fiscal year.

Off Balance Sheet Arrangements and Contractual Obligations.

The Company has no off balance sheet arrangements and no contractual obligations.

Quantitative and Qualitative Information about Market Risk.

We do not invest in any market risk sensitive instruments.

Inflation

The Company is not subject at this time to the effects of inflation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of  ASU 2011-05 will affect the Company’s results of operations, financial condition or liquidity.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable since the Company is a smaller reporting company.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

           Page

Reports of Independent Registered Public Accounting Firm

9

Balance Sheets as of June 30, 2012 and 2011

10

Statements of Operations for the years ended June 30, 2012 and 2011, and for the period May 28, 2008 (inception) to June 30, 2012

11

Statements of Changes in Stockholders’ Deficiency for the period

   May 28, 2008 (inception) to June 30, 2012

12

Statements of Cash Flows for the years ended June 30, 2012 and 2011, and for the period May 28, 2008 (inception) to June 30, 2012

13

Notes to Financial Statements

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bluestar Entertainment Technologies, Inc.

Panama City, Panama

We have audited the accompanying balance sheet of Bluestar Entertainment Technologies, Inc., a development stage company, (the “Company”) as of June 30, 2012, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the  year ended June 30, 2012, and for the period May 28, 2008 (inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluestar Entertainment Technologies, Inc. as of June 30, 2012, and the results of its operations and its cash flows for the year ended June 30, 2012, and for the period May 28, 2008 (inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the sale of its equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

WEINBERG & COMPANY, P.A.

Los Angeles, California

October 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Bluestar Entertainment Technologies, Inc.

We have audited the accompanying balance sheet of Bluestar Entertainment Technologies, Inc. (formerly Solarte Hotel Corporation) as of June 30, 2011, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluestar Entertainment Technologies, Inc. as of June 30, 2011, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

January 17, 2012

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

(A Development Stage Company)

BALANCE SHEETS

		June 30,	June 30,
		2012	2011
	Assets
Current Assets
Other Current Assets		$3,413	$--
Accounts receivable		5,000	--
Total Current Assets		8,413	--

Total Assets		$8,413	$--

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accrued Expenses		$1,490	$955
Accounts Payable		5,944	--
Related Party Payable		17,625	53,252
Total Current Liabilities		25,059	54,207

Commitment and contingencies

Stockholders’ Deficiency

Common stock, no par value; unlimited
number of shares authorized; 560,020,000,
and 15,500,000 shares issued
and outstanding at June 30, 2012 and
June 30, 2011 respectively		84,452	30,000
Additional paid in Capital		58,052	--
Deficit accumulated during development stage		(159,150)	(84,207)
Total Stockholders' Deficiency		(16,646)	(54,207)

Total Liabilities and Stockholders' Deficiency		$8,413	$--

See accompanying notes to financial statements

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

				Inception
				(May 28, 2008)
	Year Ended June 30, 2012	Year Ended June 30, 2012		to
				June 30, 2012

Revenues	$11,400	$		$11,400

Cost of sales	3,684		--	3,684

Gross profit	7,716		--	7,716

General and administrative
expenses	82,659		27,079	161,951

Loss from operations	(74,943)		(27,079)	(154,235)

Loss from discontinued operations	--	--		(4,915)

Net loss	$(74,943)		$(27,079)	$159,150

Per Share Information:

Weighted average shares
outstanding	385,475,233		15,500,000

Net loss per share – Basic and Diluted	$(0.00)		$(0.00)

See accompanying notes to financial statements

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation) (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM DATE OF INCEPTION

(MAY 28, 2008) TO JUNE 30, 2012

				Deficit
				Accumulated
	Number of	Common	Additional	During	Total
	Common	Share	Paid-In	Development	Stockholders'
Description	Shares	Amount	Capital	Stage	Deficiency

Balance May 28, 2008	--	$--	$--	$--	$--

Common stock issued for
cash at $0.0007 per share	15,000,000	10,000	--	--	10,000

Common stock issued for
cash at $0.04 per share	500,000	20,000	--	--	20,000

Net loss	--	--	--	(6,100)	(6,100)

Balance as of June 30, 2008	15,500,000	30,000	--	(6,100)	23,900

Net loss	--	--	--	(20,943)	(20,943)

Balance as of June 30, 2009	15,500,000	30,000	--	(27,043)	2,957

Net loss	--	--	--	(30,085)	(30,085)

Balance as of June 30, 2010	15,500,000	30,000	--	(57,128)	(27,128)

Net loss	--	--	--	(27,079)	(27,079)

Balance as of June 30, 2011	15,500,000	30,000	--	(84,207)	(54,207)

Fair value of common stock issued for services	12,000,000	1,200	--	--	1,200

Fair value of common stock issued upon
conversion of payables	532,520,000	53,252	--	--	53,252

Fair value of common stock transferred to Officer	--	--	53,552	--	53,552

Contribution to capital	--	--	4,500	--	4,500

Net loss	--	--	--	(74,943)	(74,943)

Balance as of June 30, 2012	560,020,000	$84,452	$58,052	$(159,150)	$(16,646)

 See accompanying notes to financial statements

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2012	Year Ended June 30, 2011	Inception (5/28/2008) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(74,943)	$(27,079)	$(159,150)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of common stock transferred to officer	53,552	--	53,552
Fair value of common stock issued for services	1,200	--	1,200
Increase in other current assets	(3,413)	--	(3,413)
Increase in accounts payable and accrued expenses	6,479	955	7,434
Decrease in related party payable	17,625	26,124	70,877
Increase in accounts receivable	(5,000)	--	(5,000)
Net cash used in operating activities	(4,500)	--	(34,500)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used by investing activities:	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	--	30,000
Contribution to capital	4,500	--	4,500

Net cash provided by financing activities	4,500	--	34,500

Net increase in cash and cash equivalents	--	--	--
Cash and cash equivalents- beginning of period	--	--	--
Cash and cash equivalents- end of period	$--	$--	$--

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$--	$--

Supplemental disclosure of non cash operating information:
Fair value of common stock issued to related party for the cancellation of related party payable	$53,252	$--	$53,252

See accompanying notes to financial statements

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Bluestar Entertainment Technologies, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Organization, Nature of Business and Trade Name

Bluestar Entertainment Technologies, Inc. (the “Company”) was organized under the Business Companies Act of 2004 of the British Virgin Islands on May 28, 2008. The Company had contracted to purchase real estate in Panama on which it intends to develop a hotel.  This business was abandoned and is accounted for as discontinued operations. During the year ended June 30, 2012, the Company offered incorporation services in Panama and other offshore jurisdictions.  The Company did not realize significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. In December 2011, the Company changed its name from Solarte Hotel Corporation to Bluestar Entertainment Technologies, Inc.

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP").

Fiscal Year - The Company’s fiscal year-end is June 30.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition - The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  Actual results could differ from those estimated.

Accounts Receivable - Accounts receivable are presented net of doubtful accounts.  All of the accounts receivable presented are deemed fully collectible.

Discontinued Operations - Discontinued Operations include the write off of acquisition costs related to the proposed hotel project which was abandoned when the Company was unable to fund the purchase price.

Income tax - We are not subject to income taxes in the U.S. or in any other jurisdiction.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.

Non-Cash Equity Transactions - Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock, or other indicator.

Fair Value Measurements - Effective beginning second quarter 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at June 30, 2012 or 2011.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of June 30, 2012, June 30, 2011 and 2010, the Company had no assets other than cash and accounts receivable.

Basic and diluted loss per share - Basic loss per share is based on the weighted-average number of shares of common stock outstanding.  Diluted Loss per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

The FASB ASC Topic 260, Loss Per Share, requires the Company to include additional shares in the computation of loss per share, assuming dilution.

Diluted loss per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted loss per share is the same as there was no dilutive effect of any stock options for the years ended June 30, 2012 and 2011.

Stock-Based Compensation - The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience.  The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in the future.

The Company did not grant any new options or warrants during the year ended June 30, 2012. As of June 30, 2012, there were no options or warrants outstanding.

Concentrations, Risks, and Uncertainties - The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2012 and 2011.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

Recent Accounting Pronouncements

 In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

 In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual ending after December 15, 2011 and is not expected to  affect the Company’s results of operations, financial condition or liquidity.

 In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its  results of operations, financial condition, or liquidity.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

NOTE 3 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.

In May 2008, in connection with its organization, the Company issued 15,000,000 shares of their previously authorized but unissued common stock to one person for $10,000 cash. An additional 500,000 shares were issued to one purchaser for $20,000 on June 30, 2008.

On June 12, 2011, our board of directors approved a 5-for-1 forward split of our common shares. As a result of the forward split, total outstanding common shares were increased from 3,100,000 to 15,500,000 shares. Each holder of one common share received an additional certificate for four shares. All references to common shares in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the changes in capital structure resulting from the forward split.

On October 25, 2011, the Board of Directors authorized the issuance of 12,000,000 shares of common stock for services, including 3,000,000 shares to our corporate secretary.  The shares were valued at $.0001 per share, or a total of $1,200, based upon estimated market price of the common stock on the date of the issuance. The services included 3,000,000 shares as compensation for acting as such corporate secretary, 3,000,000 shares for web design, and the remainder for marketing assistance.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (continued)

In October, 2011, the Company issued 532,520,000 shares at $.0001 per share in cancellation of the $53,252 in related party payables outstanding as of June 30, 2011.  The shares issued were valued based upon estimated market price of the common stock on the date of the issuance.

In June 2012, an existing majority shareholder transferred a total 535,520,000 shares of common stock it owns, or approximately 96% of the outstanding shares, to an entity controlled by an officer of the Company.  The transfer was accounted for as compensation to the officer and the 535,520,000 shares were valued at $.0001 per share, or $53,552, based upon estimated market price of the common stock on the date of the transfer.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related party payable consists of amounts owing for executive compensation and loans.  The amounts are non-interest bearing and due on demand. During the year ended June 30, 2011, related party transactions are as follows:

$27,128

Owed to an officer/shareholder as of June 30, 2010

$19,225

Board-approved compensation for an executive of the Company during the year ended June 30, 2011

$ 6,899

Cost of sales and audit fees paid on behalf of the Company by related parties during the year ended June 30, 2011.

During the year ended June 30, 2012, an additional $17,625 was paid by a related party for the executive's compensation and travel expenses. In October, 2011, the Company issued 532,520,000 shares at $.0001 per share in cancellation of the $53,252 in related party payables outstanding as of June 30, 2011.

Outstanding balance at June 30, 2012 and 2011 amounted to $17,625 and $53,252 respectively.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.   The Company has a working capital deficiency of $16,646 and stockholders' deficiency of $16,646 as of June 30, 2012.  The Company has received limited revenues to date and has no foreseeable source of revenues sufficient to offset operating costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 1, 2012, we dismissed Child, Van Wagoner & Bradshaw, PLLC as our independent registered public accounting firm. This dismissal was approved by the Board of Directors. Child, Van Wagoner & Bradshaw, PLLC's reports on our financial statements for the years ended June 30, 2011 and 2010 and the period inception (May 28, 2008) to June 30, 2011 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than with respect to our ability to continue as a going concern.

In connection with the audit and review of our financial statements through October 1, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Child, Van Wagoner & Bradshaw, PLLC's opinion to the subject matter of the disagreement.

In connection with our audited financial statements for the year ended June 30, 2011 and interim unaudited financial statement through October 1, 2012, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

On October 1, 2012 the Board appointed Weinberg & Co., P.A. as our new independent registered public accounting firm. The decision to engage Weinberg & Co., P.A was approved by our Board of Directors.

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended June 30, 2012.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm pursuant to  rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of the Board of Directors of Bluestar Entertainment Technologies, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of Bluestar Entertainment Technologies, Inc.

Directors and Executive Officers

               Since June 25, 2012, Juan Manuel Martinez, age 36, has our President and Chief Financial Officer and sole director. He became our Operations Manager in June 2011. He has been Regional Director of Comercial Novapel, Ltda. since September 2009. Mr. Martinez is bilingual and has extensive experience in this position with international operations.  From February 2008 to August 2009 he was Manager of the Solsticio Restaurant in Cali, Colombia. He was Manager of the Berlitz Center in Capri, Cali, Colombia from March 2007 to January 2008. From July 2006 to March 2007 he was Director of Export Operations for Bio-Stevia, S.A. Prior to 2006 he has held various other management positions including an internship in Washington, DC. with Colombia's Commercial Office, liaising with the US Congress. Mr. Martinez graduated from the Universidad ICESI with the equivalent of a Master's Degree in Marketing and a Bachelors' Degree in Business Administration.

Code of Ethics

Bluestar Entertainment Technologies, Inc. has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2012.  Bluestar Entertainment Technologies, Inc. intends to adopt a code of ethics during calendar 2013.

Audit Committee Financial Expert

Bluestar Entertainment Technologies, Inc. does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Bluestar Entertainment Technologies, Inc.'s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Bluestar Entertainment Technologies, Inc. with copies of all Section 16(a) forms they file.  During the year ended June 30, 2012, Bluestar Entertainment Technologies, Inc. believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, Bluestar Entertainment Technologies, Inc. does not believe that such individuals purchased or sold any Bluestar Entertainment Technologies, Inc. Common Stock during 2012.

Item 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, who was also our Chief Financial Officer during the years indicated.   This officer resigned in June 2012, and the successor officer did not receive any compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Total

Karen E. Campo Chief Executive/Financial Officer	2012	$14,400	$700	$15,100
Karen E. Campo Chief Executive/Financial Officer	2011	$19,200	$25	$19,225

 Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers. Mr. Martinez' compensation commencing in fiscal 2013 is approximately $300 per month plus expenses. There are no options or other compensation plans. He is not currently compensated for his service as a director.  In June 2012, Esthetics World, the then majority shareholder controlled by Ms. Campo, transferred a total 535,520,000 shares of common stock it owns, or approximately 96% of the outstanding shares, to an entity controlled by Mr. Martinez.  The transfer was accounted for as compensation to Mr. Martinez and the 535,520,000 shares were valued at $.0001 per share, or $53,552, based upon estimated market price of the common stock on the date of the transfer.

Director Compensation

Currently our directors serve without compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report the outstanding common stock of Bluestar Entertainment Technologies, Inc. owned of record or beneficially by each person who owned of record, or was known by Bluestar Entertainment Technologies, Inc. to own beneficially, more than 5% of Bluestar Entertainment Technologies, Inc.’s  shares of common stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group. We had 560,020,000 shares of common stock outstanding as of September 30, 2012.

                                                                                                                                   Number of

                                                                                                                                    Common Shares   Percent

   Name                      Office                                                                                      Owned(1)             Owned

Juan Manuel

   Martinez

    Director, President and Chief Financial Officer                    535,520,000(2)            95.6%

All officers and directors

  as a group (1 person)                                                                                        535,520,000                 95.6%

(1)

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

         (2) Includes 535,520,000 shares held by a corporation of which this person is the President, director and sole shareholder.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The principal shareholder, Esthetics World, has advanced $53,252 as of June 30, 2011 and $24,025 in the year ended June 30, 2010.  A law firm affiliated with the Company Secretary, Jehu Hand, advanced $2,099 in the year ended June 30, 2011 for filing fees paid with respect to the incorporation business. These amounts are non interest bearing and due on demand. In May, 2012, the Corporation issued 532,250,000 restricted shares of common stock to Esthetics World in cancellation of the $53,252 in related party payables outstanding at June 30, 2011. As of June 30, 2012, Esthetics World was owed $17,625 for advances made since June 30, 2011. Blue Star is in discussions with Esthetics World to settle this amount. Esthetics World retains ownership of 12 million shares of common stock.

Esthetics World resigned as officer and director on June 25, 2012. In connection with that resignation, Esthetics World transferred 532,520,000 shares held by her, or 95.6% of the outstanding shares, to an entity controlled by Mr. Martinez, our current officer, and cancelled 3,000,000 shares previously issued to it for services.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended June 30, 2012, our principal accounting firm Child, Van Wagoner & Bradshaw, PLLC was paid $11,500 for audit and review fees.

No tax consultant or other fees were paid.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Weinberg & Co., CPA as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

Exhibits.  The following exhibits of the Company are included herein.

Exhibit

Number

Description

3.             Certificate of Incorporation and Bylaws

                3.1.          Memorandum and Articles of Association (1)

                3.2

   Resolution amending Memorandum (4)

10.           Material Contracts

                10.1 Purchase Contract for Isla Solarte property, as revised.(3)

21.           Subsidiaries of the issuer-none.

 31.1

Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a)(5)

32.1

Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(5).

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing.

                All other Exhibits called for are not applicable to this filing.

(1)

Filed with original filing of the Company's Registration Statement on Form F-1, file number 333-152294

(2)

Filed with Amendment 2 to the Registration Statement.

(3)

Filed with Amendment 5 to the Registration Statement

(4)

Filed with Registration Statement on Form 10 on June 13, 2012.

(5)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2012.

By:/s/ Juan Manuel Martinez

President and Chief Financial Officer

Juan Manuel Martinez

(principal executive, financial and

                                                                                                                     accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 12, 2012.

By:/s/ Juan Manuel Martinez

President and Chief Financial Officer

Juan Manuel Martinez

(principal executive, financial and

                                                                                                                     accounting officer) and sole director