Form 10-Q
period 2012-09-30
Blue Star Entertainment Technologies, Inc.
filed 2012-11-23
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 98-0178621

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Wyoming

98-0178621

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

Plaza Neptuno, Planta Baja, Suite 351, Ave. Ricardo J. Alfaro, El Dorado, Panama City, Panama

(Address of principal executive offices)

 (Zip Code)

Registrant’s telephone number: +507-836-6917

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 560,020,000 shares of common stock issued and outstanding as of November 14, 2012.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed Balance Sheets as of September 30, 2012 (unaudited) and

June 30, 2012

4

Unaudited Condensed Statements of Operations for the three month periods ended September 30, 2012 and 2011

Unaudited Statements of Cash Flows for the three month periods ended

September 30, 2012 and 2011

6

Notes to the Unaudited Condensed Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(unaudited)
ASSETS
Current Assets
Other receivable - related party	$10,063	$3,413
Accounts receivable	3,000	5,000
Total Current Assets	13,063	8,413

Total Assets	$13,063	$8,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued Expenses	$1,490	$1,490
Accounts Payable	3,119	5,944
Note payable	11,528	--
Related Party Payable	17,625	17,625
Total Current Liabilities	$33,772	$25,059

Commitments and Contingencies	--	--

Stockholders’ Deficiency

Common stock, no par value; unlimited
shares authorized; 560,020,000 shares
and 15,500,000 shares issued
and outstanding respectively	84,452	84,452

Additional paid in capital	58,042	58,042
Accumulated deficit	(163,213)	(159,150)
Total Stockholders' Deficiency	(20,709)	(16,646)

Total Liabilities and Stockholders' Deficiency	$13,063	$8,413

See accompanying Notes to Condensed Financial Statements.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Inception (May 28 2008) to Sept. 30, 2012
	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,000	$4,200	$14,400

Cost of sales	1,125	1,619	4,809

Gross profit	1,875	2,581	9,591

General and administrative
expenses	5,900	8,025	167,851

Loss from operations	(4,025)	(5,444)	(158,260)
Interest Expense	(38)	--	(38)

Loss from discontinued operations	--	--	(4,915)

Net loss	$(4,063)	$(5,444)	$(163,213)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding – Basic and Diluted	560,020,000	15,500,000

See accompanying Notes to Condensed Financial Statements.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Inception (May 28, 2008) to Sept. 30, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,063)	$(5,444)	$(163,213)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of common stock transferred to officer	--	--	53,552
Fair value of common stock issued for services	--	--	1,200
Change in operating assets and liabilities:
Other receivable	(6,650)	--	(10,063)
Accounts receivable	2,000	4,200	(3,000)
Accounts payable and accrued expenses	(2,787)	--	4,647
Accounts payable related party	--	1,244	70,877
Net cash used in operating activities	(11,500)	--	(46,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities:	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	--	30,000
Proceeds from note payable	11,500	--	11,500
Contribution to capital	--	--	4,500
Net cash provided by financing activities	11,500	--	46,000

Net increase in cash and cash equivalents	--	--	--
Cash and cash equivalents- beginning of period	--	--	--
Cash and cash equivalents- end of period	$--	$--	$--

Supplemental disclosure of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental disclosure of non cash operating information:
Fair value of common stock issued to related party for the cancellation of related party payable	$--	$--	$53,252

See accompanying Notes to Condensed Financial Statements

 BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

  FOR THE UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND THE UNAUDITED PERIOD May 28, 2008 (INCEPTION) TO SEPTEMBER 30, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Blue Star Entertainment Technologies, Inc. (the “Company”) was organized on May 28, 2008 under the Business Companies Act of 2004 of the British Virgin Islands. During the three months ended September 30, 2012 and 2011, the Company offered incorporation services in Panama and other offshore jurisdictions.  The Company did not realize significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with Accounting Standards Codification (ASC) 915, “Development Stage Entities.” The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company had contracted to purchase real estate in Panama on which it intended to develop a hotel. This business was abandoned and is accounted for as discontinued operations. In December 2011, the Company changed its name from Solarte Hotel Corporation to Blue Star Entertainment Technologies, Inc.

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

Interim Financial Statements - The accompanying consolidated financial statements as of and for the periods ended September 30, 2012 and 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results and operations, and cash flows at September 30,  2012 and 2011 and for all periods presented herein, have been made. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the periods ended September 30, 2012 are not necessarily indicative of the results of operations for the full year.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at September 30, 2012 or June 30, 2012.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of September 30, 2012 and 2011, the Company had no assets other than cash and accounts receivable.

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

Basic and diluted loss per share is the same as there was no dilutive effect of any stock options for the periods presented.

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

(Formerly Solarte Hotel Corporation)

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

The Company did not grant any new options or warrants during the three months ended September 30, 2012. As of September 30, 2012, there were no options or warrants outstanding.

Concentrations, Risks, and Uncertainties - The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the three months ended 2011, but all sales during the 2012 quarter were to one customer.

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. The Company has a working capital deficiency of $20,709 and stockholders' deficiency of $20,709 as of September 30, 2012. The Company has received limited revenues to date and has no foreseeable source of revenues sufficient to offset operating costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RECENTLY ENACTED ACCOUNTING STANDARDS

Recent Accounting Pronouncements

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

NOTE 4 - CAPITAL STOCK

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

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

(Formerly Solarte Hotel Corporation)

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

On June 12, 2011, our board of directors approved a 5-for-1 forward split of our common shares. As a result of the forward split, total outstanding common shares were increased from 3,100,000 to 15,500,000 shares. Each holder of one common share received an additional certificate for four shares. All references to common shares in the financial statements and accompanying notes to the condensed financial statements have been retroactively restated to reflect the changes in capital structure resulting from the forward split.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party payable consists of amounts owing for executive compensation and loans.  The amounts are non-interest bearing and due on demand.

During the year ended June 30, 2012, a total of $17,625 was paid by a related party for the executive's compensation and travel expenses. No amounts were advanced during the three months ended September 30, 2012.

Outstanding balances at September 30, 2012 and June 30, 2012 was $17,625 .

At September 30, 2012 and June 30, 2012, the Company did not have any bank accounts and all of the Company's receipts and disbursements were processed through an attorney trust account controlled by the Company's Secretary. At September 30, 2012 and June 30, 2012, the amount held in trust and due to the Company was $10,063 and $3,413, respectively

NOTE 6 - NOTE PAYABLE

On August 29, 2012, the Company issued a promissory note to an unrelated party for cash of $11,500. The note is due on demand and bears interest at 4%. Balance of principal and interest as of September 30, 2012 amounted to $11,500 and $38, respectively.

-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-Q.

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

We did not grant any new employee options and no options were canceled or exercised during the three months ended September 30, 2012. As of September 30, 2012, there were no options outstanding.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Our general administrative expenses decreased in fiscal 2012 compared to 2011 as a result of reduced compensation paid to our principal officer.

We started obtaining revenues in the three months ended September 30, 2011; revenues were $4,200 during this period, compared with $3,000 for the three months ended September 30, 2012.  Expenses for the 2012 quarter were $5,900 compared to $8,025 in 2011, reflecting the reduction in salaries for 2012.

Analysis of Financial Position, Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.   The Company has a working capital deficiency of $20,709 and stockholders' deficiency of $20,709 as of September 30, 2012.  The Company has received limited revenues to date and has no foreseeable source of revenues sufficient to offset operating costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our cash needs during 2010, 2011 and 2012 to date have historically been funded by loans from the same member of prior management.  Loans consist of cash advances, which have not been documented by any loan agreement or promissory notes. The amounts advanced do not bear interest and there is no agreement as to repayment.  In the three months ended September 30, 2012, we obtained a loan from a third party, due on demand with 4% interest, for $11,500.

We have engaged in cost cutting efforts commencing in May 2012, and have eliminated executive compensation for the present.  We think this office space is sufficient for the present.   Liabilities as of September 30, 2012 include accounts payable to our former management of $17,625; we expect that payment of this amount will be deferred until we have available cash from operations.  We are in discussions with the related party (who resigned from all positions with Blue Star in June 2012 and who is no longer a related party) for cancellation or reduction of the amount payable. We have no significant need for cash for the coming 2013 fiscal year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE STAR ENTERTAINMENT TECHNOLOGIES, INC.

Dated: November 20, 2012	By:	/s/ Juan Manuel Martinez
Juan Manuel Martinez
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

16