Form 10-Q
period 2012-12-31
WINDAUS GLOBAL ENERGY INC
filed 2013-02-15
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-54360

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

 (Exact name of registrant as specified in its charter)

Wyoming

None

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

205 Oakhill Drive, Brantford, Ontario, Canada                                                                                                N3T 5L7

(Address of principal executive offices)

 (Zip Code)

Registrant’s telephone number: (226) 706-9153

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

There were 60,000,000 shares of common stock issued and outstanding as of February 14, 2013.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed  Balance Sheets as of December 31, 2012 (unaudited) and

June 30, 2012

Unaudited Condensed  Statements of Operations for the six and three month periods ended December 31, 2012 and 2011

5

Unaudited  Statements of Changes in Stockholders’ Deficiency for the period from June 30, 2012 through December 31, 2012

6

Unaudited  Statements of Cash Flows for the six month periods ended

December 31, 2012 and 2011, and for the period from May 28, 2008 (Inception)
              through December 31, 2012

7

Notes to the Unaudited Condensed  Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

CONDENSED  BALANCE SHEETS

	December 31,	June 30,
	2012	2012
ASSETS	(unaudited)

Current Assets
Other receivable - related party	$13,063	$3,413
Accounts receivable	--	5,000
Total Current Assets	13,063	8,413

TOTAL ASSETS	$13,063	$8,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$1,490	$1,490
Accounts payable	3,119	5,944
Related party payable	8,454	17,625
Note payable	11,500	--
Note payable – related party	20,420	--
Accrued interest on notes payable	235	--
Total Current Liabilities	45,218	25,059
Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares authorized; 60,000,000 and 560,020,000 shares issued and outstanding	84,552	84,452
Additional paid in capital	55,157	58,052
Accumulated Deficit	(171,864)	(159,150)

Total Stockholders' Deficiency	(32,155)	(16,646)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$13,063	$8,413

See accompanying Notes to Condensed Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

CONDENSED  STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Six Months Ended December 31, 2012	For The Six Months Ended December 31, 2011	For The Three Months Ended December 31, 2012	For The Three Months Ended December 31, 2011	Period May 8, 2008 (Inception) Through December 31, 2012

Revenues	$3,000	$9,200	$--	$9,600	$14,400

Cost of Sales	1,125	2,934	--	3,908	4,809

Gross Profit	1,875	6,266	--	5,692	9,591

General and administrative expenses	14,354	16,457	8,454	9,622	176,305

Net loss from operations	(12,479)	(10,191)	(8,454)	(3,930)	(166,714)

Interest expense	(235)	--	(197)	--	(235)

Loss before discontinued operations	(12,714)	(10,191)	(8,651)	(3,930)	(166,949)

Loss from discontinued operations	--	--	--	--	(4,915)

NET LOSS	$(12,714)	$(10,191)	$(8,651)	$(3,930)	$(171,864)

Net Loss per share -- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	498,300,109	212,963,297	435,223,736	406,133,913

See accompanying Notes to Condensed Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY (UNAUDITED)

FOR THE PERIOD JUNE 30, 2012 TO DECEMBER 31, 2012

				Deficit
				Accumulated
	Number of	Common	Additional	During	Total
	Common	Share	Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance as of June 30, 2012	560,020,000	$84,452	$58,052	$(159,150)	$(16,646)

Common stock issued to related party for license acquired	36,000,000	100	(20,520)	--	(20,420)

Cancellation of common stock	(536,020,000)	--	--	--	--

Cancellation of related party payable	--	--	17,625	--	17,625

Net loss
	--	--	--	(12,714)	(12,714)
Balance as of December 31, 2012	60,000,000	$84,552	$55,157	$(171,864)	$(32,155)

See accompanying Notes to Condensed Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended December 31, 2012	For The Six Months Ended December 31, 2011	Period May 28, 2008 (Inception) Through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,714)	$(10,191)	$(171,864)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of common stock transferred to officer	--	--	53,552
Fair value of common stock issued for services	--	--	1,200
Changes in operating assets and liabilities:
Increase in other receivable – related party	(9,650)	(102)	(13,063)
Decrease in accounts receivable	5,000		--
Increase (decrease) in accounts payable and accrued expenses	(2,590)	(7)	4,844
Increase in accounts payable -related party	8,454	10,300	79,331
Net cash used in operating activities	(11,500)	--	(46,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	--	--	--
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	--	--	30,000
Proceeds from promissory note	11,500	--	11,500
Contribution to capital	--	--	4,500
Net cash provided by financing activities	11,500	--	46,000
Net increase (decrease) in cash and
cash equivalents	--	--	--
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	$--	$--	$--
Supplemental Disclosure of Cash Flow Information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental Disclosure of non cash operating
information:
Note payable issued to related party for acquisition of license	$20,420	$--	$20,420
Cancellation of related party payable considered as capital contribution	$17,625	$--	$17,625
Fair value of common stock issued to related party for
the cancellation of related party payable	$--	$--	$53,252

See accompanying Notes to Condensed Financial Statements

 WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO CONDENSED  FINANCIAL STATEMENTS (UNAUDITED)

  FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD MAY 28, 2008 (INCEPTION) TO DECEMBER 31, 2012

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Windaus Global Energy, Inc.  (the “Company”) was organized on May 28, 2008 under the Business Companies Act of 2004 of the British Virgin Islands under the name Solarte Hotel Corporation. During the six months ended December 31, 2012 and 2011, the Company offered incorporation services in Panama and other offshore jurisdictions.  The Company did not realize significant revenues from its planned principal business purpose and is considered to be in its development state in accordance with Accounting Standards Codification (ASC) 915, “Development Stage Entities.” The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company had contracted to purchase real estate in Panama on which it intended to develop a hotel.  This business was abandoned and is accounted for as discontinued operations. In December 2011, the Company changed its name from Solarte Hotel Corporation to Bluestar Entertainment Technologies, Inc. In December 2012, the Company acquired certain wind energy generation technology from a related party.  Due to this acquisition, the Company will now shift to the wind energy generation business.  In February 2013, the Company filed Articles of Continuance with the Wyoming Secretary of State to redomicile in Wyoming under the name Windaus Global Energy, Inc.

Fiscal Year - The Company’s fiscal year-end is June 30.

Interim Financial Statements - The accompanying financial statements as of and for the periods ended December 31, 2012 and 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the  financial position, results and operations, and cash flows at December 31,  2012 and 2011 and for all periods presented herein, have been made. The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet information as of June 30, 2012 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2012. These financial statements should be read in conjunction with that report.

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

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO CONDENSED  FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD MAY 28, 2008 (INCEPTION) TO DECEMBER 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at December 31, 2012 or June 30, 2012.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2012 and, 2011, the Company had no assets other than accounts receivable and receivable from related party.

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

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO CONDENSED  FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD MAY 28, 2008 (INCEPTION) TO DECEMBER 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

The Company did not grant any new options or warrants during the six and three months ended December 31, 2012. As of December 31, 2012, there were no options or warrants outstanding.

Concentrations, Risks, and Uncertainties - The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the six and three months ended December 31, 2012 and 2011.

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.   The Company has a working capital deficiency of $32,155 and stockholders' deficiency of $32,155 as of December 31, 2012.  The Company has received limited revenues to date and has no foreseeable source of revenues sufficient to offset operating costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

 WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO CONDENSED  FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD MAY 28, 2008 (INCEPTION) TO DECEMBER 31, 2012

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

By resolution dated November 27, 2012, the Board of Directors authorized the issuance of 36,000,000 restricted shares with a nominal value of $100 and a promissory note in the amount of $20,420 for the assignment of one patent and the related intellectual property from a party which was non-affiliated at the time.  In connection with this assignment, the party nominated a new President, Chief Financial Officer and director who is an affiliate of the assignor. The assignment took effect on December 4, 2012. In connection with the change of control, certain shareholders cancelled 536,020,000 outstanding shares. The Company deemed the issuance of the 36 million shares, valued at $100 and the issuance of the $20,420 promissory note as a non pro-rata distribution to the incoming majority shareholders.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party payable consists of amounts owing for executive compensation and loans.  The amounts are non-interest bearing and due on demand.

As of June 30, 2012, a total of $17,625 was due to a related party for the executive's compensation and travel expenses. On December 4, 2012, this payable was cancelled with the consent of the former executive and was recognized as capital contribution from the shareholder during the period ended December 31, 2012.

During the period ended December 31, 2012, a shareholder advanced $8,454 to the Company for legal services. This amount is payable on demand and bear no interest.

Outstanding balances at December 31, 2012 and June 30, 2012 were $8,454 and $17,625 respectively

NOTE 6 – NOTES PAYABLE

On August 29, 2012, the Company issued a promissory note to an unrelated party for cash of $11,500.  The note is due on demand and bears interest at 4%. Balance of principal and interest as of December 31, 2012 amounted to $11,500 and $153 respectively.

On December 4, 2012, the Company issued a promissory note to a related party of $20,420 for the acquisition of a license or patent rights (see Notes 1 and 4). The note is unsecured, bear an interest of 5% and repayable out of any financing closed by the Company of $250,000 or more, or on September 30, 2013, whichever first occurs.  Balance of principal and interest as of December 31, 2012 amounted to $20,420 and $82 respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-Q.

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

Stock Based Compensation - The Company may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting period.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

We did not grant any new employee options and no options were cancelled or exercised during the six and three months ended December 31, 2012. As of December 31, 2012, there were no options outstanding.

Six and three months ended December 31, 2012 compared to six and three months ended December 31, 2011

Our incorporation business commenced receipt of revenues in the three months ended December 31, 2011, and continued through the periods ended December 31, 2012. During the periods six and three months ended December 31, 2012, our revenues amounted to $3,000 and $0, respectively compared to the periods six and three months ended December 31, 2011 of $9,200 and $9,600 respectively.  Although we enjoyed high gross margins, management recognized that growth in this business was slow and on December 4, 2012, the Company decided to shift to the wind energy business with the acquisition of certain wind energy generation technology and the related patent.

Analysis of Financial Position, Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.   The Company has a working capital deficiency of $32,155 and stockholders' deficiency of $32,155 as of December 31, 2012.  The Company has received limited revenues to date and has no foreseeable source of revenues sufficient to offset operating costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our cash needs to date have historically been funded by loans from management and other related parties. The amounts advanced do not bear interest and there is no agreement as to repayment.  In the six months ended December 31, 2012, we obtained a loan from a third party for $11,500, and a shareholder advanced $8,454 for services at no interest, due on demand and issued a note payable of $20,420 that will mature on September 30, 2012.  We expect to need a minimum of $500,000 in cash through December 31, 2013 in order to build out a factory and for working capital in order to fill orders. We have no commitments or arrangements for this financing.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the financial statements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c)) as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

WINDAUS GLOBAL ENERGY, INC.

Dated: February 15, 2013	By:	/s/ David Worrall
David Worrall
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

16