Form 10-Q
period 2013-03-31
WINDAUS GLOBAL ENERGY INC
filed 2013-05-15
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 60,000,000 shares of common stock issued and outstanding as of May  14, 2013.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

PART I.  FINANCIAL INFORMATION

Page(s)

Item 1.

Financial Statements

Condensed  Balance Sheets as of March 31, 2013 (unaudited) and

June 30, 2012

4

Unaudited Condensed  Statements of Operations for the nine and three month periods ended March 31, 2013 and 2012

5

Unaudited  Statements of Changes in Stockholders’ Deficiency for the period from June 30, 2012 through March 31, 2013

6

Unaudited  Statements of Cash Flows for the nine month periods ended

March 31, 2013 and 2012, and for the period from May 28, 2008 (Inception)
              through March 31, 2013

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

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

CONDENSED  BALANCE SHEETS

	March 31,	June 30,
	2013	2012
ASSETS	(unaudited)

Current Assets
Other receivable - related party	$--	$3,413
Accounts receivable	--	5,000

Total Current Assets	--	8,413

TOTAL ASSETS	$--	$8,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$--	$1,490
Accounts payable	18,391	5,944
Related party payable	8,454	17,625
Note payable	11,500	--
Note payable – related party	20,420	--
Accrued interest on notes payable	607	--
Total Current Liabilities	59,372	25,059
Stockholders' Deficiency
Preferred stock, no par value, unlimited
shares authorized; no shares issued and outstanding	--	--
Common stock, no par value; unlimited shares authorized; 60,000,000 and 560,020,000 shares issued and outstanding	84,552	84,452
Additional paid in capital	55,157	58,052
Accumulated Deficit	(199,081)	(159,150)

Total Stockholders' Deficiency	(59,372)	(16,646)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$--	$8,413

See accompanying Notes to Condensed Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

CONDENSED  STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Nine Months Ended March 31, 2013	For The Nine Months Ended March 31, 2012	For The Three Months Ended March 31, 2013	For The Three Months Ended March 31, 2012	Period May 28, 2008 (Inception) Through March 31, 2013

Revenues	$3,000	$10,400	$--	$3,000	$14,400

Cost of Sales	1,125	3,039	--	325	4,809

Gross Profit	1,875	7,361	--	2,675	9,591

General and administrative expenses	41,199	26,282	26,845	9,825	203,150

Loss from operations	(39,324)	(18,921)	(26,845)	(7,150)	(193,559)

Interest expense	(607)	--	(372)	--	(607)

Loss before discontinued operations	(39,931)	(18,921)	(27,217)	(7,150)	(194,166)

Loss from discontinued operations	--	--	--	--	(4,915)

Net Loss	$(39,931)	$(18,921)	$(27,217)	$(7,150)	$(199,081)

Net Loss per share -- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	354,332,920	321,544,088	60,000,000	560,020,000

See accompanying Notes to Condensed Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY (UNAUDITED)

FOR THE PERIOD JUNE 30, 2012 TO MARCH 31, 2013

				Deficit
				Accumulated
	Number of	Common	Additional	During	Total
	Common	Share	Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance as of June 30, 2012	560,020,000	$84,452	$58,052	$(159,150)	$(16,646)

Common stock issued to related party for license acquired	36,000,000	100	(20,520)	--	(20,420)

Cancellation of common stock	(536,020,000)	--	--	--	--

Cancellation of related party payable	--	--	17,625	--	17,625

Net loss
	--	--	--	(39,931)	(39,931)
Balance as of March 31, 2013	60,000,000	$84,552	$55,157	$(199,081)	$(59,372)

See accompanying Notes to Condensed Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended March 31, 2013	For The Nine Months Ended March 31, 2012	Period May 28, 2008 (Inception) Through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,931)	$(18,921)	$(199,081)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of common stock transferred to officer --		--	53,552
Fair value of common stock issued for services --		--	1,200
Changes in operating assets and liabilities:
(Increase) decrease in other receivable – related party	3,413	(2,413)	--
(Increase)decrease in accounts receivable	5,000	(5,000)	--
Increase in accounts payable, accrued expenses and accrued interest	11,564	3,279	18,998
Increase in accounts payable -related party	8,454	23,055	79,331
Net cash used in operating activities	(11,500)	--	(46,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	--	--	--
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	--	--	30,000
Proceeds from promissory note	11,500	--	11,500
Contribution to capital	--	--	4,500
Net cash provided by financing activities	11,500	--	46,000
Net increase (decrease) in cash and
cash equivalents	--	--	--
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	$--	$--	$--
Supplemental Disclosure of Cash Flow Information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental Disclosure of non cash operating
information:
Note payable issued to related party for acquisition of license	$20,420	$--	$20,420
Cancellation of related party payable considered as capital contribution	$17,625	$--	$17,625
Fair value of common stock issued to related party for
the cancellation of related party payable	$--	$--	$53,252

See accompanying Notes to Condensed Financial Statements

7

 WINDAUS GLOBAL ENERGY, INC.

(FORMERLY BLUESTAR ENTERTAINMENT TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO CONDENSED  FINANCIAL STATEMENTS (UNAUDITED)

  FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012

AND THE PERIOD MAY 28, 2008 (INCEPTION) TO MARCH 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Windaus Global Energy, Inc.  (the “Company”) was organized on May 28, 2008 under the Business Companies Act of 2004 of the British Virgin Islands under the name Solarte Hotel Corporation. During the nine months ended March 31, 2013 and 2012, the Company offered incorporation services in Panama and other offshore jurisdictions.  The Company did not realize significant revenues from its planned principal business purpose and is considered to be in its development stage. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company had contracted to purchase real estate in Panama on which it intended to develop a hotel.  This business was abandoned and is accounted for as discontinued operations. In December 2011, the Company changed its name from Solarte Hotel Corporation to Bluestar Entertainment Technologies, Inc. In December 2012, the Company acquired certain wind energy generation technology from a related party.  Due to this acquisition, the Company will now shift to the wind energy generation business.  In February 2013, the Company filed Articles of Continuance with the Wyoming Secretary of State to redomicile in Wyoming under the name Windaus Global Energy, Inc.

Fiscal Year - The Company’s fiscal year-end is June 30.

Interim Financial Statements - The accompanying condensed financial statements as of and for the periods ended March 31, 2013 and 2012 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the  financial position, results and operations, and cash flows at March 31,  2013 and 2012 and for all periods presented herein, have been made. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet information as of June 30, 2012 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2012. These financial statements should be read in conjunction with that report.

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

Fair Value Measurements - Effective beginning second quarter 2010, fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company’s fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company is required to use observable market data if such data is available without undue cost and effort.

At March 31, 2013 and June 30, 2012, the fair values of cash and cash equivalents, and accounts payable and accrued expenses approximate their carrying values.

Basic and diluted loss per share – The Company’s computation of its loss per share (“LPS”) includes basic and diluted LPS. Basic LPS is measured as the loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.  As of March 31, 2013 and 2012, we don’t have any options and warrants outstanding.

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

The Company did not grant any new options or warrants during the nine and three months ended March 31, 2013. As of March 31, 2013, there were no options or warrants outstanding.

Concentrations, Risks, and Uncertainties - The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the nine and three months ended March 31, 2013 and 2011.

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company was only recently formed, considered in a development stage , has not generated any significant revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has incurred operating losses and negative operating cash flows since inception and has financed its working capital requirements through recurring issuance of debt and equity instruments. As of March 31, 2013, the Company has a working capital deficiency and stockholders’ deficiency of $59,372.

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

NOTE 3 - RECENTLY ENACTED ACCOUNTING STANDARDS

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

In November 2012, the Board of Directors authorized the issuance of 36,000,000 restricted shares with a nominal value of $100 and a promissory note in the amount of $20,420 for the assignment of one patent and the related intellectual property from a party which was non-affiliated at the time.  In connection with this assignment, the party nominated a new President, Chief Financial Officer and director who is an affiliate of the assignor. The assignment took effect on December 4, 2012. In connection with the change of control, certain shareholders cancelled 536,020,000 outstanding shares. The Company deemed the issuance of the 36 million shares, valued at $100 and the issuance of the $20,420 promissory note as a non pro-rata distribution to the incoming majority shareholders.

10

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party payable consists of amounts owing for executive compensation and loans.  The amounts are non-interest bearing and due on demand.

As of June 30, 2012, a total of $17,625 was due to a related party for the executive's compensation and travel expenses. On December 4, 2012, this payable was cancelled with the consent of the former executive and was recognized as capital contribution from the shareholder during the period ended March 31, 2013.

The Company’s office facility has been provided without charge by a shareholder. Such cost was not material to the financial statements and accordingly, have not been reflected therein.

In view of the Company’s limited operations and resources, Mr. David Worrall, our Chief Executive Officer and Chief Financial Officer, did not receive any compensation from the Company for the periods ended March 31, 2013.

During the period ended March 31, 2013, a shareholder advanced $8,454 to the Company for legal services. This amount is payable on demand and bears no interest.

Outstanding balances at March 31, 2013 and June 30, 2012 were $8,454 and $17,625 respectively

NOTE 6 – NOTES PAYABLE

On August 29, 2012, the Company issued a promissory note to an unrelated party for cash of $11,500.  The note is due on demand and bears interest at 4%. Balance of principal and interest as of March 31, 2013 amounted to $11,500 and $273 respectively.

On December 4, 2012, the Company issued a promissory note to a related party of $20,420 for the acquisition of a license or patent rights (see Notes 1 and 4). The note is unsecured, bear an interest of 5% and repayable out of any financing closed by the Company of $250,000 or more, or on September 30, 2013, whichever first occurs.  Balance of principal and interest as of March 31, 2013 amounted to $20,420 and $334 respectively.

11

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

The ongoing and future success of our business of wind energy generation technology is primarily dependent on our ability to market our products. We have developed protoypes and have a number of potential customers; however, unless we are able to generate orders and fulfill them we will not be able to generate revenues.

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

We did not grant any new employee options and no options were cancelled or exercised during the nine and three months ended March 31, 2013. As of March 31, 2013, there were no options outstanding.

Nine and three months ended March 31, 2013 compared to nine and three months ended December 31, 2011

Our incorporation business commenced receipt of revenues in the three months ended December 31, 2011, and continued through the periods ended March 31, 2013. During the periods nine and three months ended March 31, 2013, our revenues amounted to $3,000 and $0, respectively compared to the periods nine and three months ended March 31, 2012 of $10,400 and $3,000 respectively.  Although we enjoyed high gross margins, management recognized that growth in this business was slow and on December 4, 2012, the Company decided to shift to the wind energy business with the acquisition of certain wind energy generation technology and the related patent.  The incorporation business was not marketed after December 31, 2012.

12

Analysis of Financial Position, Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.   The Company has a working capital deficiency and stockholders’ deficiency of $59,372 as of March 31, 2013.  The Company has generated insignificant revenues to date and has no foreseeable source of revenues sufficient to offset operating costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our cash needs to date have historically been funded by loans from management and other related parties. The amounts advanced are due on demand and do not bear interest.  In the nine months ended March 31, 2013, we obtained a loan from a third party for $11,500, and a shareholder advanced $8,454 for services at no interest, due on demand and issued a note payable of $20,420 that will mature on September 30, 2013.  We expect to need a minimum of $500,000 in cash through December 31, 2013 in order to build out a factory and for working capital in order to fill orders. We have no commitments or arrangements for this financing.

Off Balance Sheet Arrangements and Contractual Obligations.

The Company has no off balance sheet arrangements and no contractual obligations.

Quantitative and Qualitative Information about Market Risk.

We do not invest in any market risk sensitive instruments.

Inflation

The Company is not subject at this time to the effects of inflation.

Recent Accounting Pronouncements

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c)) as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

WINDAUS GLOBAL ENERGY, INC.

Dated: May 15, 2013	By:	/s/ David Worrall
David Worrall
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

16