Form 10-Q
period 2013-06-30
WINDAUS GLOBAL ENERGY INC
filed 2013-08-19
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2013

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-54360

WINDAUS GLOBAL ENERGY, INC.

(Exact name of registrant as specified in its charter)

Wyoming	98-0178621
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

819 Buckeye Street

North Vernon, Indiana 47265

(Address of principal executive offices)

(812) 953-1481

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes x No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

As of August 19, 2013, there were 75,025,899 shares outstanding of the registrant’s common stock.

(1)

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WINDAUS GLOBAL ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$53,024	$4,022
Accounts receivable	95,006	24,933
Inventories	289,434	295,023
Prepaid expenses	60,748	77,717
Deferred financing costs	82,626	—
TOTAL CURRENT ASSETS	580,838	401,695
Property and equipment, net of accumulated depreciation of $285,995 and $202,303,
respectively	410,467	487,942
OTHER ASSETS
Deposits	7,500	7,500
TOTAL ASSETS	$998,805	$897,137
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$926,396	$1,021,312
Accounts payable - related parties	51,152	41,705
Accrued liabilities	740,289	512,730
Deferred rent	—	61,098
Deferred revenues	36,616	102,428
Short Term Convertible Notes Payable, net of discount of $485,987 and $0
respectively	64,013	—
Short term debt - related parties	187,500	253,000
Short term debt - third parties	689,750	499,750
Current maturities of note payable	443,604	351,453
TOTAL CURRENT LIABILITIES	3,139,320	2,843,476
LONG TERM LIABILITY
Note payable, non-current	931,396	1,048,547
TOTAL LIABILITIES	4,070,716	3,892,023
STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 83,053 shares issued and outstanding, respectively	—	740,000
Seed 1 Convertible Preferred stock; $0 par value; 35,000 shares authorized; 0 and 35,000 shares issued and outstanding, respectively	—	35,000
Seed 2 Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 463,908 shares issued and outstanding, respectively	—	1,521,353
Preferred stock, no par value, unlimited shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; unlimited shares authorized; 68,025,899 and 24,646,646 shares issued and outstanding, respectively	68,026	24,647

Additional paid in capital	4,733,399	320,233
Accumulated deficit	(7,873,336)	(5,636,119)
TOTAL STOCKHOLDERS' DEFICIT	(3,071,911)	(2,994,886)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$998,805	$897,137

The accompanying notes are an integral part of these unaudited financial statements

(3)

WINDAUS GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

SALES	$198,874	$162,218	$555,623	$247,258

COST OF GOODS SOLD	202,863	188,570	430,311	311,361

GROSS PROFIT	(3,989)	(26,352)	125,312	(64,103)

OPERATING EXPENSES:
Research and development	177,375	503,692	177,375	1,157,945
General and administrative expenses	1,744,167	375,256	2,053,363	708,755

TOTAL OPERATING EXPENSES	1,921,542	878,948	2,230,738	1,866,700

LOSS FROM OPERATIONS	(1,925,531)	(905,300)	(2,105,426)	(1,930,803)

OTHER INCOME (EXPENSE)
Grant income	—	600,000	—	600,000
Other expense	(800)	(800)	(800)	(800)
Interest expense, net	(91,670)	(58,844)	(130,991)	(79,462)

TOTAL OTHER INCOME (EXPENSE)	(92,470)	540,356	(131,791)	519,738

NET LOSS	$(2,018,001)	$(364,944)	$(2,237,217)	$(1,411,065)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.01)	$(0.07)	$(0.06)

Weighted Average Shares Outstanding - Basic and Diluted	43,056,767	24,646,646	33,851,706	24,646,646

The accompanying notes are an integral part of these unaudited financial statements

(4)

WINDAUS GLOBAL ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,237,217)	$(1,411,065)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	83,692	76,734
Stock option expense	79,796	79,796
Stock based compensation	1,504,200	—
Amortization of deferred financing costs	7,512	—
Amortization of debt discount	42,071	—

Changes in operating Assets and Liabilities:
Accounts receivables	(70,073)	(92,415)
Inventory	5,589	—
Prepaid expenses	16,969	—
Accounts payable	(100,602)	417,790
Accounts payable related parties	9,447	—
Accrued liabilities	227,559	39,217
Deferred rent	(61,098)	3,425
Deferred revenue	(65,812)	—

NET CASH USED IN OPERATING ACTIVITIES	(557,967)	(886,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(531)	(15,500)

NET CASH USED BY INVESTING ACTIVITIES	(531)	(15,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	(42,000)	—
Borrowings on line of credit, net	90,000	—

Proceeds from short term debt	—	620,000
Principal payments on short term debt	—	(70,000)
Proceeds from short term debt - related parties	62,000	100,000
Payments on short term debt - related parities	(27,500)	—
Proceeds from issuance of convertible debt	550,000	—
Principal payments on long term debt	(25,000)	—
Proceeds from issuance of Series A preferred stock	—	660,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	607,500	1,310,000

NET INCREASE (DECREASE) IN CASH	49,002	407,982

CASH, Beginning of Period	4,022	206,108

CASH, End of Period	$53,024	$614,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	12,041	34,099
Income taxes	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on warrants issued with debt	528,058	—
Warrants Issued for deferred financing costs	48,138	—
Fixed assets purchased on credit	5,686	39,571
Reclassification of debt related party debt to short term debt	100,000	—

The accompanying notes are an integral part of these unaudited financial statements

(5)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

Basis of Presentation and Fiscal Year

The accompanying unaudited interim financial statements of Windaus Global Energy Energy, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K filed with the SEC on August 16, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 8-K have been omitted.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses and has negative working capital. In addition, the Company generated negative cash flow from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development.

The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – REVERSE MERGER

Effective May 22, 2013, Windaus Global Energy, Inc. entered into a Share Exchange Agreement with WindStream Technologies, Inc., pursuant to which, the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream Shareholders for shares of common stock of the Company on a 1:25.808 basis. At the Closing, there were approximately 955,000 shares of WindStream common stock and 581,961 shares of WindStream preferred stock outstanding. Pursuant to the Share Exchange Agreement, the shares of WindStream common stock and preferred stock, were exchanged for 39,665,899 new shares of the Company’s common stock, par value of $0.001 per share.  At the closing of the agreement, Windaus Global Energy, Inc. had approximately 24,000,000 shares of common stock issued outstanding and no preferred stock.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, WindStream is now a majority owned subsidiary of the Company.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Windaus Global Energy, Inc., with WindStream Technologies, Inc. is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 39,665,899 shares issued to the shareholder of WindStream Technologies, Inc., and its designees in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

NOTE 3 – SHORT TERM DEBT

On February 25, 2013, the Company entered into a working capital revolving line of credit with a bank, with a credit limit of $500,000, for use in financing overseas sales of the Company’s products. The Company’s draws under the line are transaction specific and are guaranteed by the Export Import Bank, a U.S. government entity. Draw downs on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The line accrues interest at a fixed rate of 6.6% and expires in March 2014. As of June 30, 2013, there were total draws on the line of credit of $285,712 and repayments of $195,712. The outstanding balance as of June 30, 2013 was $90,000.

During the six months ended June 30, 2013, one of the Company’s board member resign, therefore $100,000 of related party debt that was owe to him was reclassify to short term debt.

(6)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On June 1, 2013, the Company entered into subscriptions agreements with five accredited investors for the issuance of convertible promissory notes in the aggregate principal amount of $550,000, which are convertible into shares of common stock of the Company at $0.25 per share, and warrants entitling the holder to purchase up to an aggregate of 1,600,000 of shares of common stock of the Company at $0.25 per share. The warrants have a term of three years and vested immediately. The notes bear interest at 8% and are due in one year.

The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined that neither the embedded conversion feature nor the warrants qualified for derivative accounting. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature. It was concluded that a beneficial conversion feature existed for the convertible debt due to the relative fair value of the warrants issued with the debt. The relative fair value of the warrants was measured using the Black-Sholes Option Pricing Model and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method.

The total discount recorded on the date of issuance was $528,058 and the unamortized discount balance at June 30, 2013 was $485,987.

In connection with one of the five debt issuances, the company paid finder’s fees of $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be $48,138. The combined value of the warrants and cash amounted to $90,138, which was capitalized as a deferred financing cost and will be amortized over the life of the notes. As of June 30, 2013, the deferred financing costs had a balance of $82,626.

NOTE 5 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. In May 2013, the Company made a $25,000 principal payment on the debt. As of June 30, 2013 and December 31, 2012, the note has an outstanding of $1,375,000 and $1,400,000, respectively.

Interest and principal payments are expected to be paid in each fiscal year follows:

2013	$234,303
2014	$234,303
2015	$234,303
2016	$1,182,351

The Company was unable to pay the interest and principal payments due on August 1, 2012 and is in default of such payment.  The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2013, the Company owed $51,152 to the Company president for expenses incurred on behalf of the Company. As of December 31, 2012, the balance due for expenses incurred was $41,705. These amounts are non-interest bearing, unsecured and due on demand.

During the six months ended June 30, 2013, the Company president advanced to the Company an additional $62,000 to fund operations and the Company repaid $27,500 of the total amount that was advanced. The outstanding balance as of December 31, 2012 and June 30, 2013 was $153,000 and $187,500, respectively.

(7)

NOTE 7 – STOCK OPTIONS

In fiscal 2010, the Company issued 172,500 options to purchase common stock to various employees for services rendered. These options were granted with an exercise price ranging from $0.65 to $0.90 per share, have a contract term of ten years and are vested for a period of five years or immediately. The options have a fair value of $565,770 which was calculated using the Black-Sholes option pricing model.

In fiscal 2012, the Company issued 32,500 options to purchase common stock to various employees and consultants for services rendered. These options were granted with an exercise price of $.90 per share, have a contract term of ten years and are vested for a period of five years. The options have a fair value of $289,572 which was calculated using the Black-Scholes option pricing model.

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	172,500	0.83	8.75	—

Granted	32,500	0.9	10.00	—

Outstanding at December 31, 2012	205,000	0.85	7.95	—
Outstanding at June 30, 2013	205,000	0.85	7.45	—

The Company recognized stock compensation expense as follows for all periods presented:

Six months ended June 30, 2013	Six months ended June 30, 2012
$79,796	$79,796

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Year Options were granted	2012	2010
Market value of stock on grant date	8.91%	3.28%
Risk-free interest rate	1.39%	1.54 to 3.14%
Dividend Yield	0%	0%
Volatility Factor	300%	300%
Weighted average expected life	7.5 years	5 to 7.5 years
Expected forfeiture rate	0%	0%

NOTE 8 – COMMON STOCK ISSUED FOR CONSULTING SERVICES

In May 2013, the Company issued 4.36 million shares of common stock for consulting services. The shares were valued at $.345 per share with a par value of .001 per share. The shares were not forfeitable and vested immediately. A total of $1,504,200 in stock based compensation was recognized on the share issuances.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities under a non-cancelable operating lease expiring on September 30, 2013. The current minimum monthly rental payment is $4,750 plus various expenses incidental to use of the property. The Company has an option to extend the lease for one twelve month period at slightly higher monthly rent.

The Company also leases a research facility in New Albany, Indiana under a sixty-five month lease expiring March 30, 2015. The Company evaluated the lease under FASB ASC 840-20 “Operating Leases” and notes that the lease qualifies as an escalating lease. Therefore, rent expense was calculated on a straight-line basis, and was determined to be $3,124 per month.

In May 2013, the landlord terminated the lease and the company moved out of the related space. All past and future rent unpaid obligations under the lease were forgiven. The Company’s deferred rent liability for the six month period ended June 30, 2013 and for the year ended December 31, 2012 was $0, and $61,098, respectively.

Litigation

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. While the ultimate outcome of the aforementioned contingencies are not determinable at this time, management believes that any liability or loss resulting there from will not materially affect the financial position, result of operations or cash flows of the Company.

(8)

NOTE 10 – SUBSEQUENT EVENTS

On July 4, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 5,000,000 shares of common stock at $0.05 per share, for an aggregate purchase price of $250,000.

In July 2013, the Company entered into subscription agreements with accredited investors for the issuance of 1,800,000 shares at $0.25 per share together with warrants to purchase 1,500,000 shares at $0.50 per share for an aggregate purchase price of $450,000. The warrants vest immediately and have a term of three years.

On August 5, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 200,000 shares at $0.25 per share together with warrants to purchase 50,000 shares at $0.50 per share for an aggregate purchase price of $50,000. The warrants vest immediately and have a term of three years.

In August, 2013, the Company issued warrants to various investors entitling the holders to purchase up to an aggregate of 1,100,000 of shares of common stock of the Company at $0.25 per share. The warrants vest immediately and have a term of three years.

(9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Windaus Global Energy, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ended March 31, 2013 and 2012. This discussion should be read in conjunction with the audited financial statements and notes as set forth in this Report.

The comparability of our financial information is affected by our acquisition of WindStream in May of 2013. For further discussion of the acquisition see note 1 of the financial statements.

Overview

WindStream has designed and manufactures a patented small-wind and hybrid (wind and solar) renewable energy device that is suitable for on or off grid installations in the urban or rural setting. The Company operates put of its 50,000 sq. ft. facility in North Vernon, Indiana. Its has recently secured an Export Insurance Policy from the Export Import Bank of the United States, (EXIM) allowing it to offer financing terms to its overseas buyers. The company is actively marketing and selling its products to customers all over the world.

Plan of Operations

WindStream has identified 2 significant markets for the sale of its products in the near term:

1. Areas of the world where energy is inconsistent or non-existent (e.g., India, Africa, Latin America, Asia)

2. Areas of the world where energy costs are high

These two drivers present a majority of the worlds population and as such the Company is finding great success in penetrating these markets with its highly efficient, low cost devices. The Company is setting up distribution partnerships with key companies and individuals in these markets in order to more quickly establish a presence and generate revenue from these territories.

(10)

Revenues

We generate substantially all of our net sales from the sale of small wind and hybrid products, the TurboMill and SolarMill respectively.

Cost of Sales

Our cost of sales includes the cost of raw material and components such as stamped metal parts contained in the turbine blades and generator housings, injection molded components and electronic circuitry and other components. Other items contributing to our cost of sales are the direct assembly labor and manufactured overhead from our component suppliers. Overall, we currently expect our cost of sales per unit to decrease as we ramp production lots in the future to meet the product demands from our customers.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, distributor discounts, foreign exchange rates, and our manufacturing costs. Another factor impacting gross profits is the ramp of production going forward. As a result of the above, gross profits may vary from quarter to quarter and year to year.

Research and Development.

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense, other selling expenses as well as share based compensation expense relating to stock options.  We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required by a public company.  Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Other Expenses

Interest expense, net of amounts capitalized, is incurred on various debt financings as well as the amount recorded for the derivative liability associated with convertible notes and warrants.  Any interest income earned on our cash, cash equivalents and marketable securities is netted in other expenses as it is immaterial.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative financial instrument valuation, end-of-life collection and recycling, contingencies and litigation and share based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Recent Developments

•	ACC Limited, South Asia’s largest cement manufacturer. PILOT APPROVED. 2-3 MW’s are now being planned for commercial deployment
•	WindStream Technologies, India established July 2013 - Multiple MW projects being negotiated

India - BBNL – government project to bring internet connectivity to rural India. 250,000 WIFI hotspots being deployed.

•	Jamaica – product to be distributed and installed by the Jamaican Utility Company, JPS Co. – PILOT APPROVED
•	EXIM Bank Export Insurance Policy in place
•	New distribution agreements being formalized

(11)

Results of Operations for the Three Months Ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012
Sales	$198,874	$162,218
Gross Profit (Loss)	$(3,989)	$(26,352)
Operating Expenses	$1,921,542	$878,948
Other Income (Expense)	$(92,470)	$540,356
Net Loss	$(2,018,001)	$(364,944)

For the three months ended June 30, 2013 and 2012, the Company reported a net loss of $2,018,001 and $364,944, respectively. The change in net loss between the three months ended June 30, 2013 and 2012 was primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million in 2013, offset by reduced development expenses as the Company’s products became commercially viable and were sold.

Sales - Net sales for the three months ended June 30, 2013, were $198,874, compared to $162,218 for the three months ended June 30, 2012. The increase in sales is primarily a result of the completion of the development of a number of the Company’s products and the success in landing sales of those new products.

Gross Profit/(Loss) - During the three months ended June 30, 2013, our gross loss as a percentage of sales was (2.0%), compared to a gross loss as a percentage of sales of (16.2)% for the three months ended June 30, 2012. This increase in gross profit percentage is primarily attributable to increased efficiency due to higher production volumes and sales.

Operating Expenses - Operating expenses for the three months ended June 30, 2013, were $1,921,542, as compared to $878,948 for the three months ended June 30, 2012. The change is primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million in 2013, offset by the reductions in expenses due to the completion of most of the development efforts associated with the Company’s products and reduced travel and entertainment costs as travel became more customer specific.

Other Income (Expense) - Other income (expense) for the three months ended June 30, 2013 was ($92,470), as compared to $540,356 for the three months ended June 30, 2012. The increase is primarily attributable to various government issued credits and grants that were received in 2012 but not in 2013. In the three months ended June 30, 2013, other expense is comprised primarily of interest.

(12)

Results of Operations for the Six Months Ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012
Sales	$555,623	$247,258
Gross Profit (Loss)	$125,312	$(64,103)
Operating Expenses	$2,230,738	$1,866,700
Other Income (Expense)	$(131,791)	$519,738
Net Loss	$(2,237,217)	$(1,411,065)

For the six months ended June 30, 2013 and 2012, the Company reported a net loss of $2,237,217 and $1,411,065, respectively. The change in net loss between the six months ended June 30, 2013 and 2012 was primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million in 2013, offset by increased sales and reduced development expenses as the Company’s products became commercially viable and were sold.

Sales - Net sales for the six months ended June 30, 2013, were $555,623, compared to $247,258 for the six months ended June 30, 2012. This resulted in an increase of $308,365 or 124.7% from the comparable period. The increase in sales is primarily a result of the completion of the development of a number of the Company’s products and the success in landing sales of those new products.

Gross Profit/(Loss) - During the six months ended June 30, 2013, our gross profit as a percentage of sales was 22.6%, compared to a gross loss as a percentage of sales of (25.9)% for the six months ended June 30, 2012. This increase in gross profit percentage is primarily attributable to increased efficiency with higher production volumes and sales.

Operating Expenses - Operating expenses for the six months ended June 30, 2013, were $2,230,738, as compared to $1,866,700 for the six months ended June 30, 2012. The change is primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million in 2013, offset by the reductions in expenses due to the completion of most of the development efforts associated with the Company’s products, reduced travel and entertainment costs as travel became more customer specific and a decrease in various costs due to increased diligence in spending.

Other Income (Expense) - Other expense for the six months ended June 30, 2013, was ($131,791), as compared to $519,738 for the six months ended June 30, 2012. The increase is primarily attributable to various government issued credits and grants that were received in 2012 but not in 2013. In the three months ended June 30, 2013, other expense is comprised primarily of interest.

(13)

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 compared to December 31, 2012:

	June 30, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$580,838	$401,695	$179,143
Current Liabilities	$3,139,320	$2,843,476	$295,844
Working Capital	$(2,558,482)	$(2,441,781)	$(116,701)

As of June 30, 2013, we had negative working capital of $2,558,482, which was relatively stable period to period as compared to negative working capital of $2,441,781 as of December 31, 2012.

Net cash used for operating activities for the six months ended June 30, 2013 and 2012 was $557,967 and $866,518, respectively. The decrease in cash used in operating activities was primarily related to the sale of products in the first year of the Company’s sales activities and increases in related working capital.

Net cash in all investing activities for the six months ended June 30, 2013 was $531 as compared to $15,500 for the six months ended June 30, 2012. The Company made no material expenditures for fixed assets during the six months ended June 30, 2013, but purchased machinery and equipment during the six months ended June 30, 2012.

Net cash obtained through all financing activities for the six months ended June 30, 2013, was $607,500, as compared to $1,310,000 for the six months ended June 31, 2012. The Company received proceeds from convertible debt and short term debt from related parties in the six months ended June 30, 2013 and proceeds from short term debt and issuance of preferred stock in the six months ended June 30, 2012. The estimated working capital requirement for the next 12 months is $1,000,000 with an estimated burn rate of $100,000 per month. As reflected in the accompanying financial statements, the Company had cash of $53,024 at June 30, 2013.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding.   There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

(14)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its parent, Windaus Global Energy, Inc. There were no intercompany accounts and transaction between the Company and Windaus.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the six months ended June 30, 2013 and 2012 and for the three months ended June 30, 2013 and 2012, respectively.

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

(15)

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At June 30, 2013 and December 31, 2012 unamortized deferred financing costs incurred totaled $82,626 and $0, respectively. Amortization of deferred financing costs for the years ended June 30, 2013 and 2012 was $7,512 and $0 respectively.

Research and Development

Costs incurred in developing the ability to create and manufacture products for sale are included in research and development. Once a product is commercially feasible and starts to sell to third party customers, the classification of such costs as development costs stops and such costs are recorded as costs of production, which is included in cost of goods sold. Research and development costs are expensed when incurred.

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(16)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 8-K/A, filed with the SEC on August [Ÿ], 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

In May 2013, the Company issued 4.36 million shares of common stock for consulting services. The shares were valued at $.345 per share with a par value of .001 per share. The shares were not forfeitable and vested immediately.

On June 1, 2013, WindStream entered into subscriptions agreements with five accredited investors for the issuance of convertible promissory notes in the aggregate principal amount of $550,000, which are convertible into shares of common stock of the Company at $0.25 per share, and warrants entitling the holder to purchase up to an aggregate of 1.6 million of shares of common stock of the Company at $0.25 per share. The notes bear interest at 8% and are due in one year.

The above descriptions of the notes and the warrants do not purport to be complete and are qualified in their entirety by reference to the notes and the warrants, which are attached here to as Exhibit 4.1 and Exhibit 4.2 to our Current Report on Form 8-K, filed on August 16, 2013.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

(17)

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

(18)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDAUS GLOBAL ENERGY, INC.

Date: August 19, 2013	By:	/s/ Daniel Bates
Name: Daniel Bates
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)