Form 10-Q
period 2013-09-30
WINDAUS GLOBAL ENERGY INC
filed 2013-11-18
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-54360

WINDAUS GLOBAL ENERGY, INC.

(Exact name of registrant as specified in its charter)

Wyoming	98-0178621
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

819 Buckeye Street

North Vernon, Indiana 47265

(Address of principal executive offices)

(812) 953-1481

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 15, 2013, there were 80,521,899 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WINDAUS GLOBAL ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$641,540	$4,022
Accounts receivable	109,780	24,933
Inventories	770,275	295,023
Prepaid expenses	60,748	77,717
Deferred financing costs	60,138	—
TOTAL CURRENT ASSETS	1,642,481	401,695
Property and equipment, net of accumulated depreciation of $325,592 and $202,303, Respectively	371,271	487,942
OTHER ASSETS
Deposits	7,500	7,500
TOTAL ASSETS	$2,021,252	$897,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$819,429	$1,021,312
Accounts payable - related parties	—	41,705
Accrued liabilities	716,950	512,730
Deferred rent	—	61,098
Deferred revenues	9,841	102,428
Short Term Convertible Notes Payable, net of discount of $359,774 and $0, respectively	190,226	—
Short term debt - related parties	187,500	253,000
Short term debt - third parties	1,079,750	499,750
Current maturities of note payable	96,887	351,453
TOTAL CURRENT LIABILITIES	3,100,583	2,843,476
LONG TERM LIABILITY
Note payable, non-current	1,228,113	1,048,547
TOTAL LIABILITIES	4,328,696	3,892,023
STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 83,053 shares issued and outstanding, respectively	—	740,000
Seed 1 Convertible Preferred stock; $0 par value; 35,000 shares authorized; 0 and 35,000 shares issued and outstanding, respectively	—	35,000
Seed 2 Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 463,908 shares issued and outstanding, respectively	—	1,521,353
Preferred stock, no par value, unlimited shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; unlimited shares authorized; 78,501,899 and 24,646,646 shares issued and outstanding, respectively	78,479	24,647

Additional paid in capital	6,372,856	320,233
Accumulated deficit	(8,758,779)	(5,636,119)
TOTAL STOCKHOLDERS’ DEFICIT	(2,307,444)	(2,994,886)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,021,252	$897,137

The accompanying notes are an integral part of these condensed unaudited financial statements

WINDAUS GLOBAL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
SALES	$47,857	$125,660	$603,480	$372,918

COST OF GOODS SOLD	57,896	146,322	488,207	457,683

GROSS (LOSS) PROFIT	(10,039)	(20,662)	115,273	(84,765)

OPERATING EXPENSES:
Research and development	314,071	263,524	491,446	1,421,469
General and administrative expenses	389,235	274,716	2,442,598	983,471

TOTAL OPERATING EXPENSES	703,306	538,240	2,934,044	2,404,940

LOSS FROM OPERATIONS	(713,345)	(558,902)	(2,818,771)	(2,489,705)

OTHER INCOME (EXPENSE)
Grant income	—	7,917	—	607,918
Other expense	—	—	(800)	(800)
Interest expense, net	(172,098)	(56,036)	(303,089)	(135,498)

TOTAL OTHER INCOME (EXPENSE)	(172,098)	(48,119)	(303,889)	471,620

NET LOSS	$(885,443)	$(607,021)	$(3,122,660)	(2,018,085)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.07)	(0.08)

Weighted Average Shares Outstanding - Basic and Diluted	75,583,933	24,646,646	48,009,364	24,646,646

The accompanying notes are an integral part of these condensed unaudited financial statements

WINDAUS GLOBAL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2013	Sept. 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,122,660)	$(2,018,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,289	116,855
Stock option expense	119,693	119,693
Stock based compensation	1,504,200	—
Amortization of deferred financing costs	30,000	—
Amortization of debt discount	168,284	—

Changes in operating Assets and Liabilities:
Accounts receivables	(84,847)	(142,193)
Inventory	(475,252)	—
Prepaid expenses	16,969	—
Accounts payable	(201,883)	416,003
Accounts payable related parties	(41,705)	133,426
Accrued liabilities	204,220	119,781
Deferred rent	(61,098)	4,535
Deferred revenue	(92,587)	—

NET CASH USED IN OPERATING ACTIVITIES	(1,913,377)	(1,249,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(6,618)	(56,122)

NET CASH USED BY INVESTING ACTIVITIES	(6,618)	(56,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	(42,000)	—
Borrowings on line of credit, net	785,712	—
Repayments on line of credit, net	(285,712)	—
Proceeds from short term debt	—	230,000
Payments on short term debt	(20,000)	—
Principal payments on short term debt	—	—
Proceeds from short term debt - related parties	62,000	210,000
Payments on short term debt - related parties	(27,500)	—
Proceeds from issuance of convertible debt	550,000	—
Principal payments on long term debt	(75,000)	—
Proceeds from issuance of Series A preferred stock	—	660,000
Net proceeds from issuance of Common Stock and Warrants	1,610,013	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,557,513	1,100,000

NET INCREASE (DECREASE) IN CASH	637,518	(206,108)

CASH, Beginning of Period	4,022	206,108

CASH, End of Period	$641,540	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$213,817	$62,174
Income taxes	800	800

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on warrants issued with debt	528,058	—
Warrants Issued for deferred financing costs	48,138	—
Fixed assets purchased on credit	—	39,571
Reclassification of short term debt - related party debt	100,000

The accompanying notes are an integral part of these condensed unaudited financial statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

Basis of Presentation and Fiscal Year

The accompanying unaudited interim financial statements of Windaus Global Energy, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K originally filed with the SEC on May 22, 2013 and subsequently amended on August 16, 2013, October 2, 2013 and November 1, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 8-K have been omitted.

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

NOTE 2 – REVERSE MERGER

Effective May 22, 2013, Windaus Global Energy, Inc. entered into a Share Exchange Agreement with WindStream Technologies, Inc., pursuant to which, the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream Shareholders for shares of common stock of the Company on a 1:25.808 basis. At the Closing, there were approximately 955,000 shares of WindStream common stock and 581,961 shares of WindStream preferred stock outstanding. Pursuant to the Share Exchange Agreement, the shares of WindStream common stock and preferred stock were exchanged for 39,665,899 (24,646,646 for the Windstream common shares and 15,019,253 for the Windstream preferred shares) new shares of the Company’s common stock, par value of $0.001 per share. At the closing of the agreement, Windaus Global Energy, Inc. had approximately 24,000,000 shares of common stock issued outstanding and no preferred stock.

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

NOTE 3 – SHORT TERM DEBT – THIRD PARTIES

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

For the nine months ended September 30, 2013, there were total draws on the line of credit of $785,712 and repayments of $285,712. The outstanding balance as of September 30, 2013 was $500,000 which has been included in the short term debt – third parties on the balance sheet.

Transactions with the Export Import Bank were affected by the recent U.S. government shutdown which delayed acceptance of clients and the preparation of documentation to insure the client’s purchase order. These transactions are returning to normal since the reopening of the government.

During the nine months ended September 30, 2013, one of the Company’s board members resigned, therefore $100,000 of short term debt - related parties that was owed to him was reclassified to short term debt – third parties.

The Company has entered into other various notes to individuals at interest rates ranging from 5% to 18% and are due on demand. At September 30, 2013, these notes aggregated $579,750, (which includes the $100,000 reclassified from short term debt – related parties as described above, and are included in the short term debt – third parties on the balance sheet) plus the $500,000 line of credit above for a total of $1,079,750.

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

The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined that neither the embedded conversion feature nor the warrants qualified for derivative accounting. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. It was concluded that a beneficial conversion feature existed for the convertible debt due to the relative fair value of the warrants issued with the debt. The relative fair value of the warrants was measured using the Black-Sholes Option Pricing Model and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method.

The total debt discount recorded on the date of issuance was $528,058 (which is being amortized to interest expense over the term of the note) and the unamortized debt discount balance at September 30, 2013 was $359,774. For the three and nine months period ended September 30, 2013, $126,213 and $168,284 has been charged to interest expenses, respectively.

At September 30, 2013, the unamortized debt discount balance of $359,774 is being netted against the total convertible promissory notes principal amount of $550,000 for presentation on the balance sheet.

In connection with one of the five debt issuances, the company paid finder’s fees of $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be $48,138. The combined value of the warrants and cash amounted to $90,138, which was recorded as deferred financing cost in the accompanying condensed consolidated balance sheet and is being amortized to interest expense over the life of the notes. As of September 30, 2013, the deferred financing costs had an unamortized balance of $60,138. Amortization of deferred financing costs for the three and nine months ended September 30, 2013 was $22,488 and $30,000 respectively.

NOTE 5 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of September 30, 2013 and December 31, 2012, the note has an outstanding of $1,325,000 and $1,400,000, respectively.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and is in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan.

Principal and interest payments are expected to be paid in each fiscal year follows:

	Principal	Interest	Total
2013	$-	$224,254	$224,254
2014	96,887	361,669	458,556
2015	107,838	126,464	234,302
2016	1,120,275	114,276	1,234,551
	$1,325,000	$826,663	$2,151,663

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the President of the Company will pay for expenses on behalf of the Company, which are recorded as expenses in the accompanying condensed consolidated statement of operations and as a liability in the accompanying condensed consolidated balance sheet.

As of September 30, 2013, the Company owed $0 to the Company president for expenses incurred on behalf of the Company. As of December 31, 2012, the balance due for expenses incurred was $41,705. These amounts are non-interest bearing, unsecured and due on demand.

During the nine months ended September 30, 2013, the Company president advanced to the Company an additional $62,000 to fund operations and the Company repaid $27,500 of the total amount that was advanced. The outstanding balance as of December 31, 2012 and September 30, 2013 was $253,000, (which included the $100,000 reclassified from short term debt – related parties to short term debt – third parties during the nine months ended September 30, 2013) and $187,500, respectively.

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

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	172,500	0.83	8.75	—

Granted	32,500	0.9	10.00	—

Outstanding at December 31, 2012	205,000	0.85	7.95	—
Outstanding at September 30, 2013	205,000	0.85	7.45	—

The Company recognized stock compensation expense as follows for all periods presented:

Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
$39,893	$39,893	$119,693	$119,693

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at September 30, 2013, will be approximately $199,000.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Year Options were granted	2013
Market value of stock on grant date	8.91%
Risk-free interest rate	1.39%
Dividend Yield	0%
Volatility Factor	300%
Weighted average expected life	7.5 years
Expected forfeiture rate	0%

The options vested as of September 30, 2013 were 135,619 and the total options expected to vest, as of September 30, 2013, is 205,000.

NOTE 8 – COMMON STOCK ISSUED FOR CONSULTING SERVICES

In May 2013, the Company issued 4.36 million shares of common stock for consulting services. The shares were valued at $.345 per share with a par value of .001 per share. The shares were not for feitable and vested immediately. A total of $1,504,200 in stock based compensation was recognized on the share issuances and recorded under general and administrative expenses in the accompanying condensed consolidated statement of operations as of September 30, 2013.

NOTE 9 – FINANCING TRANSACTIONS

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

On August 13, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 800,000 shares at $0.25 per share together with warrants to purchase 200,000 shares at $0.50 per share for an aggregate purchase price of $200,000. The warrants vest immediately and have a term of three years.

On August 15, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 120,000 shares at $0.25 per share together with warrants to purchase 30,000 shares at $0.50 per share for an aggregate purchase price of $30,000. The warrants vest immediately and have a term of three years.

On August 15, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 400,000 shares at $0.25 per share together with warrants to purchase 400,000 shares at $0.50 per share for an aggregate purchase price of $100,000. The warrants vest immediately and have a term of three years.

On August 22, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 1,400,000 shares at $0.25 per share together with warrants to purchase 1,400,000 shares at $0.50 per share for an aggregate purchase price of $350,000. The warrants vest immediately and have a term of three years.

On August 30, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 400,000 shares at $0.25 per share together with warrants to purchase 400,000 shares at $0.50 per share for an aggregate purchase price of $100,000. The warrants vest immediately and have a term of three years.

On August 31, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 36,000 shares at $0.25 per share together with warrants to purchase 36,000 shares at $0.50 per share for an aggregate purchase price of $9,000. The warrants vest immediately and have a term of three years.

On September 2, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 100,000 shares at $0.25 per share together with warrants to purchase 100,000 shares at $0.50 per share for an aggregate purchase price of $25,000. The warrants vest immediately and have a term of three years.

On September 3, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 120,000 shares at $0.25 per share together with warrants to purchase 120,000 shares at $0.50 per share for an aggregate purchase price of $30,000. The warrants vest immediately and have a term of three years.

On September 5, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 100,000 shares at $0.25 per share together with warrants to purchase 100,000 shares at $0.50 per share for an aggregate purchase price of $25,000. The warrants vest immediately and have a term of three years.

Based on management’s analysis, all warrants granted had no provision within the terms of the warrants that would require derivative treatment.

The Company incurred expenses of approximately $10,000 in connection with these equity raises.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In May 2013, the landlord terminated the lease and the company moved out of the related space. All past and future rent unpaid obligations under the lease were forgiven. The Company’s deferred rent liability for the nine month period ended September 30, 2013 and for the year ended December 31, 2012 was $0 and $61,098, respectively.

Litigation

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. While the ultimate outcome of the aforementioned contingencies is not determinable at this time, management believes that any liability or loss resulting there from will not materially affect the financial position, result of operations or cash flows of the Company.

NOTE 11 – SUBSEQUENT EVENTS

On October 3, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 80,000 shares at $0.25 per share together with warrants to purchase 20,000 shares at $0.50 per share for an aggregate purchase price of $20,000. The warrants vest immediately and have a term of three years.

On October 3, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 40,000 shares at $0.25 per share together with warrants to purchase 10,000 shares at $0.50 per share for an aggregate purchase price of $10,000. The warrants vest immediately and have a term of three years.

On October 3, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 40,000 shares at $0.25 per share together with warrants to purchase 10,000 shares at $0.50 per share for an aggregate purchase price of $10,000. The warrants vest immediately and have a term of three years.

On October 3, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 40,000 shares at $0.25 per share together with warrants to purchase 10,000 shares at $0.50 per share for an aggregate purchase price of $10,000. The warrants vest immediately and have a term of three years.

On October 3, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 80,000 shares at $0.25 per share together with warrants to purchase 20,000 shares at $0.50 per share for an aggregate purchase price of $20,000. The warrants vest immediately and have a term of three years.

On October 7, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 80,000 shares at $0.25 per share together with warrants to purchase 80,000 shares at $0.50 per share for an aggregate purchase price of $20,000. The warrants vest immediately and have a term of three years.

On October 16, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 1,200,000 shares at $0.25 per share together with warrants to purchase 1,200,000 shares at $0.50 per share for an aggregate purchase price of $300,000. The warrants vest immediately and have a term of three years.

On October 17, the Company entered into subscription agreements with an accredited investor for the issuance of 260,000 shares at $0.25 per share together with warrants to purchase 260,000 shares at $0.50 per share for an aggregate purchase price of $65,000. The warrants vest immediately and have a term of three years.

On October 22, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 100,000 shares at $0.25 per share together with warrants to purchase 100,000 shares at $0.50 per share for an aggregate purchase price of $25,000. The warrants vest immediately and have a term of three years.

On October 24, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 100,000 shares at $0.25 per share together with warrants to purchase 100,000 shares at $0.50 per share for an aggregate purchase price of $25,000. The warrants vest immediately and have a term of three years.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ended September 30, 2013 and 2012. This discussion should be read in conjunction with the audited financial statements and notes as set forth in this Report.

The comparability of our financial information is affected by our acquisition of WindStream in May of 2013. For further discussion of the acquisition see note 1 of the financial statements.

Overview

WindStream has designed and manufactures a patented small-wind and hybrid (wind and solar) renewable energy device that is suitable for on or off grid installations in the urban or rural setting. The Company operates out of its 50,000 sq. ft. facility in North Vernon, Indiana. It has recently secured an Export Insurance Policy from the Export Import Bank of the United States, (EXIM) allowing it to offer financing terms to its overseas buyers. The company is actively marketing and selling its products to customers all over the world.

Plan of Operations

WindStream has identified 2 significant markets for the sale of its products in the near term:

1. Areas of the world where energy is inconsistent or non-existent (e.g., India, Africa, Latin America and Asia)

2. Areas of the world where energy costs are high

These two drivers present a majority of the world’s population and as such the Company is finding great success in penetrating these markets with its highly efficient, low cost devices. The Company is setting up distribution partnerships with key companies and individuals in these markets in order to more quickly establish a presence and generate revenue from these territories.

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

Recent Developments

●	ACC Limited, South Asia’s largest cement manufacturer. PILOT APPROVED. 2-3 MW’s are now being planned for commercial deployment

●	WindStream Technologies, India established July 2013 - Multiple MW projects being negotiated

India - BBNL – government project to bring internet connectivity to rural India. 250,000 WIFI hotspots being deployed.

●	Jamaica – product to be distributed and installed by the Jamaican Utility Company, JPS Co. The first purchase order has been issued.

●	EXIM Bank Export Insurance Policy in place.

●	New distribution agreements being formalized.

Results of Operations for the Three Months Ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012
Sales	$47,857	$125,660
Gross Profit (Loss)	$(10,039)	$(20,662)
Research and Development Expenses	$314,071	$263,524
General and Administrative Expenses	$389,235	$274,716
Operating Expenses	$703,306	$538,240
Other Income (Expense)	$(172,098)	$(48,119)
Net Loss	$(885,443)	$(607,021)

For the three months ended September 30, 2013 and 2012, the Company reported a net loss of $885,443 and $607,021, respectively. The change in net loss between the three months ended September 30, 2013 and 2012 was primarily attributable to a lower level of sales during a period of greater manufacturing activities, and thus greater costs, as well as the amortization of the debt discount and deferred financing costs, which are included in interest expense in 2013. These costs did not occur in 2012.

Sales - Net sales for the three months ended September 30, 2013, were $47,857, compared to $125,660 for the three months ended September 30, 2012. The decrease in sales is due to the efforts of the Company’s sales force in this quarter to focus on larger volume customers for future periods.

Gross Profit/(Loss) - During the three months ended September 30, 2013, our gross loss as a percentage of sales was (21.0%), compared to a gross loss as a percentage of sales of (16.4)% for the three months ended September 30, 2012. This decrease in gross profit percentage is primarily attributable to increased manufacturing activities during a period of lower sales.

Operating Expenses –

Research and Development - Research and Development for the three months ended September 30, 2013, were $314,071, as compared to $263,524 for the three months ended September 30, 2012. The change is primarily attributable to the increase of development activities for the next generation of the Company’s products.

General and Administrative Expenses – General and Administrative for the three months ended September 30, 2013, were $389,235, as compared to $274,716 for the three months ended September 30, 2012. The change is primarily attributable to the expenses associated with the Company’s various public security filings offset by lower overall payroll costs and slightly higher travel and entertainment expenses associated with obtaining new customers.

Total Operating expenses for the three months ended September 30, 2013 were $703,306, as compared to $538,240 for the three months ended September 30, 2012.

We anticipate that as our operations increase our research and development expenses may increase because we believe that maintaining state of the art products is a key to our continued success, however, we believe that such expenses will constitute a lower percentage of our operating budget as much of our initial development efforts have been completed. We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.

Other Income (Expense) - Other income (expense) for the three months ended September 30, 2013 was ($172,098), as compared to $(48,119) for the three months ended September 30, 2012. The increase is primarily attributable to various government issued credits and grants that were received in 2012, but not in 2013 as well as the amortization of the debt discount and the amortization of deferred financing costs, totaling $148,701, which are included in interest expense for the three months ended September 30, 2013. These costs did not occur in 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Sales	$603,480	$372,918
Gross Profit (Loss)	$115,273	$(84,765)
Research and Development Expenses	$491,446	$1,421,469
General and Administrative Expenses	$2,442,598	$983,471
Operating Expenses	$2,934,044	$2,404,940
Other Income (Expense)	$(303,889)	$471,620
Net Loss	$(3,122,660)	$(2,018,085)

For the nine months ended September 30, 2013 and 2012, the Company reported a net loss of $3,122,660 and $2,018,085, respectively. The change in net loss between the nine months ended September 30, 2013 and 2012 was primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million in 2013, offset by reduced development expenses as the Company’s products became commercially viable and were sold as well as the amortization of the debt discount and deferred financing costs, which are included in interest expense in 2013. These costs did not occur in 2012.

Sales - Net sales for the nine months ended September 30, 2013, were $603,480, compared to $372,918 for the nine months ended September 30, 2012. The increase in sales is primarily a result of the completion of the development of a number of the Company’s products and the success in landing sales of those new products during the nine month period.

Gross Profit/(Loss) - During the nine months ended September 30, 2013, our gross profit as a percentage of sales was 19.1%, compared to a gross loss as a percentage of sales of (22.7)% for the three months ended September 30, 2012. This increase in gross profit percentage is primarily attributable to increased higher production volumes and greater manufacturing efficiencies during the nine month period.

Operating Expenses –

Research and Development - Research and Development for the nine months ended September 30, 2013, were $491,446, as compared to $1,421,469 for the nine months ended September 30, 2012. The change is primarily attributable to the reductions in expenses due to the completion of most of the development efforts associated with the Company’s products.

General and Administrative Expenses – General and Administrative for the nine months ended September 30, 2013, were $2,442,598, as compared to $983,471 for the nine months ended September 30, 2012. The change is primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million in 2013, offset by the reductions in expenses due to the completion of most of the development efforts associated with the Company’s products and reduced travel and entertainment costs as travel became more customer specific. General and administrative expenses should remain at the level of spending with perhaps a small increase due to international travel related to sales efforts.

Total Operating expenses for the nine months ended September 30, 2013 were $2,934,044, as compared to $2,404,940 for the nine months ended September 30, 2012.

Other Income (Expense) - Other income (expense) for the nine months ended September 30, 2013 was ($303,889), as compared to $471,620 for the nine months ended September 30, 2012. The increase is primarily attributable to various government issued credits and grants that were received in 2012, but not in 2013 as well as the amortization of the debt discount and the amortization of deferred financing costs, totaling $198,284, which are included in interest expense for the nine months ended September 30, 2013. These costs did not occur in 2012.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 compared to December 31, 2012:

	September 30, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$1,642,481	$401,695	$1,240,786
Current Liabilities	$3,100,583	$2,843,476	$257,107
Working Capital	$(1,458,102)	$(2,441,781)	$983,679

As of September 30, 2013, we had negative working capital of $1,458,102 which was an improvement period to period as compared to negative working capital of $2,441,781 as of December 31, 2012. The improvement was due primarily to improved cash flow from operations and increased sources of financing.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $1,913,377 and $1,249,085 respectively. The increase in cash used in operating activities was primarily related to the sale of products in the first year of the Company’s sales activities and increases in related working capital.

Net cash in all investing activities for the nine months ended September 30, 2013 was $6,618 as compared to $56,122 for the nine months ended September 30, 2012. The Company purchased machinery and equipment during the nine months ended September 30, 2013 and 2012.

Net cash obtained through all financing activities for the nine months ended September 30, 2013, was $2,557,513, as compared to $1,100,000 for the nine months ended September 30, 2012. The Company received proceeds from convertible debt, borrowings on the line of credit and short term debt from related parties and issuance of common stock in the nine months ended September 30, 2013 and proceeds from short term debt, short term debt from related parties and issuance of preferred stock in the nine months ended September 30, 2012. The estimated working capital requirement for the next 12 months is $1,000,000 with an estimated burn rate of $100,000 per month. As reflected in the accompanying financial statements, the Company had cash of $641,540 at September 30, 2013.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012, respectively.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At September 30, 2013 and December 31, 2012 unamortized deferred financing costs incurred totaled $60,138 and $0, respectively. Amortization of deferred financing costs, which has been included interest expense, for the nine months ended September 30, 2013 and 2012 was $30,000 and $0 respectively.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 8-K/A, filed with the SEC on August 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

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

On August 13, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 800,000 shares at $0.25 per share together with warrants to purchase 200,000 shares at $0.50 per share for an aggregate purchase price of $200,000. The warrants vest immediately and have a term of three years.

On August 15, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 120,000 shares at $0.25 per share together with warrants to purchase 30,000 shares at $0.50 per share for an aggregate purchase price of $30,000. The warrants vest immediately and have a term of three years.

On August 15, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 400,000 shares at $0.25 per share together with warrants to purchase 400,000 shares at $0.50 per share for an aggregate purchase price of $100,000. The warrants vest immediately and have a term of three years.

On August 22, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 1,400,000 shares at $0.25 per share together with warrants to purchase 1,400,000 shares at $0.50 per share for an aggregate purchase price of $350,000. The warrants vest immediately and have a term of three years.

On August 30, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 400,000 shares at $0.25 per share together with warrants to purchase 400,000 shares at $0.50 per share for an aggregate purchase price of $100,000. The warrants vest immediately and have a term of three years.

On August 31, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 36,000 shares at $0.25 per share together with warrants to purchase 36,000 shares at $0.50 per share for an aggregate purchase price of $9,000. The warrants vest immediately and have a term of three years.

On September 2, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 100,000 shares at $0.25 per share together with warrants to purchase 100,000 shares at $0.50 per share for an aggregate purchase price of $25,000. The warrants vest immediately and have a term of three years.

On September 3, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 120,000 shares at $0.25 per share together with warrants to purchase 120,000 shares at $0.50 per share for an aggregate purchase price of $30,000. The warrants vest immediately and have a term of three years.

On September 5, 2013, the Company entered into subscription agreements with an accredited investor for the issuance of 100,000 shares at $0.25 per share together with warrants to purchase 100,000 shares at $0.50 per share for an aggregate purchase price of $25,000. The warrants vest immediately and have a term of three years.

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

WINDAUS GLOBAL ENERGY, INC.

Date: November 18, 2013	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

