Form 10-K
period 2013-12-31
Windstream Technologies, Inc.
filed 2014-04-11
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-54360

Windstream Technologies, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	98-0178621
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

819 Buckeye Street

North Vernon, Indiana 47265

(Address of principal executive office

(812) 953-1481

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was not determinable due to the lack of trading of its common stock.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	83,461,899

Windstream Technologies, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

●	our potential inability to raise additional capital;

●	disruptions in our business arising from the implementation of our transformational change initiatives and the resulting consequences to our business and results of operations;

●	increased costs and expenses associated with our transformational change initiatives;

●	seasonality and fluctuations in our operating results and cash flow;

●	our inability to pass through cost increases in a timely manner;

●	risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment;

●	fluctuations in energy prices, fuel and related petrochemical costs;

●	consolidation trends in the alternative energy industry;

●	competition in our industries;

●	risks associated with our acquisition strategy;

●	dependence upon our key executives;

●	our ability to protect our intellectual property rights;

●	potential environmental liabilities;

●	risk associated with international sourcing;

●	potential dilution from issuance of authorized shares;

●	Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” and

●	changes in economic conditions, including a general economic downturn or a downturn in the securities markets.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors”. Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.	BUSINESS

History

Windstream Technologies, Inc (formerly Windaus Global Energy, Inc.) (“we” or the “Company”) was originally incorporated as Solarte Hotel Corporation in May 2008 to purchase real estate in the archipelago of Bocas Del Toro, Panama and to develop a luxury eco-lodge hotel on the property. In June 2009 the Company abandoned this business plan and embarked on a new plan to market incorporation services, including US jurisdictions, Panama and other offshore jurisdictions, as a form of estate planning or asset protection for its clients.

In October, 2011, a new interim President was appointed to manage the company; this President apparently intended to cause Blue Star to acquire a Spokane, Washington-based company named Blue Star Technologies, as soon as an audit of that entity could be completed. Blue Star Technologies is a replicator of blue ray DVDs. In December 2011 the Board of Directors changed the name of the Company to Blue Star Entertainment Technologies, Inc., in connection with that proposed acquisition. However, no audit was ever completed for Blue Star Technologies, nor were any shares issued or transferred nor any acquisition effected, and that entity remains independently owned and non-affiliated with the Company. In May, 2012, a former operations manager purchased control of the company and became its principal officer.

On or about November 27, 2012, we entered into that certain Share Exchange Agreement (the “Original Share Exchange”), by and among the Company, Windaus Global Energy, Inc., a company incorporated pursuant to the laws of the Province of Ontario (“OpCo”) and Maurice and Judy Dechamps, the sole shareholders of OpCo, who are represented by David Worrall (the “Shareholder”), pursuant to which the Company was to acquire all of the outstanding shares of OpCo (the “Opco Stock”) in exchange for the right to receive 36 million shares of the Company’s common stock (the “Windaus Stock”). Prior to the Original Share Exchange, the Company had approximately 24 million shares of common stock issued and outstanding and no shares of preferred stock. For a further discussion of the Original Share Exchange, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on December 4, 2012.

Subsequent to the execution of the Original Share Exchange, on or about December 4, 2012, the Company entered into that certain Technology Transfer Agreement (the “Technology Transfer Agreement”) by and between the Company, as buyer, and OpCo, as seller, whereby the Company sought to acquire certain patent rights and other technology owned by OpCo in exchange for the issuance of approximately 36 million shares of common stock of the Company, and mutually cancel and rescind the Original Share Exchange together with the obligation to issue shares of common stock thereunder. For a further discussion of the Technology Transfer Agreement, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2013.

Effective on May 22, 2013 (the “Closing Date” or the “Closing”), the Company entered into that certain Rescission Agreement (the “Rescission Agreement”) by and among the Company, OpCo and the Shareholder. Pursuant to the terms of the Rescission Agreement, the Company has confirmed and ratified the rescission of the Original Share Exchange and the Shareholder agreed to surrender the Windaus Stock held by it, if any, to the Company for cancellation and cancel or terminate any instructions to issue shares to any other recipients, and the OpCo Stock will be returned by the Company to the Shareholder. Furthermore, under the Rescission Agreement, the Technology Transfer Agreement was canceled and terminated and any assets transferred to the Company by OpCo pursuant thereunder were transferred and conveyed back to OpCo.

The above description of the Rescission Agreement does not purport to be complete and is qualified in its entirety by reference to the Rescission Agreement, which is attached hereto as Exhibit 2.1 to this Annual Report on Form 10-K.

Simultaneously on the Closing Date, the Company entered into that certain Share Exchange Agreement (the “New Share Exchange Agreement”) by and among the Company, WindStream Technologies, Inc., a California corporation (“WindStream”) and certain shareholders of WindStream (the “WindStream Shareholders”). Pursuant to the New Share Exchange Agreement, the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream Shareholders for shares of common stock of the Company on approximately a 1:25.80 basis. At the Closing there were 955,000 shares of WindStream common stock and 581,961 shares of WindStream preferred stock outstanding. In addition, at the Closing WindStream had outstanding options to purchase 205,000 shares of common stock. Pursuant to the New Share Exchange Agreement, the shares of WindStream common stock and (preferred stock were exchanged for approximately 39,665,899 new shares of the Company’s common stock (24,646,646 common shares for 955,000 shares of common shares and 15,019,253 common shares for 581,961 preferred shares). par value of $0.001 per share. Also approximately 13.4 million shares are reserved for the options to be exercised in the future under WindStream’s stock option plan. At the Closing, the Company had approximately 24 million shares of common stock issued outstanding and no preferred stock. As of the Closing, the holders of the majority shares of common and preferred stock of WindStream exchanged their shares into a majority of the shares of the then issued and outstanding shares of the Company’s common stock.

WindStream was originally established in 2008 as a California “C” corporation by Daniel Bates and there was no prior relationship between Mr. Bates or WindStream or any of its officers or directors, on one hand, and the Company or any of its officers or directors, on the other hand.

The negotiations between the Company and WindStream began in late February 2013, although no term sheet, letter of intent or other expression or memorialization of terms was executed until the New Share Exchange Agreement was executed and delivered. The share exchange ratio was determined by negotiation and without reference to any third party valuation of either entity. The boards of directors of each company considered the current stock price of Windaus Global Energy, Inc., the current revenues and earnings of each company and the business prospects of each company in establishing the exchange rate in the share exchange.

The transaction for which the Form 8-K was filed on May 28, 2013, and the Form 8-K/A was filed on August 16, 2013, was a share exchange and not a merger of two entities. As a result, shareholder approval was not required for the business combination. As is reflected in the New Share Exchange Agreement, the two companies, Windaus Global Energy, Inc. and WindStream Technologies, Inc. were neither merged nor consolidated. The WindStream Technologies, Inc. shareholders simply exchanged their shares for common shares of Windaus Global Energy, Inc. Both companies are still in existence, have their separate tax ID number, etc. and no plan of merger or related documents were filed with the relevant Secretary of State to consummate the transaction. Neither California law (in the case of WindStream Technologies, Inc.) nor Wyoming law (in the case of Windaus Global Energy, Inc.) required that these entities obtain shareholder approval for this type of share exchange transaction.

As a result of the New Share Exchange Agreement and the other transactions contemplated thereunder, WindStream is now a majority owned subsidiary of the Company. The share exchange is accounted for as a reverse merger with Windstream being the accounting acquirer. The historical financial statements of WindStream are the historical financial statements and information of the Company as of the date of the merger.

The above description of the New Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the New Share Exchange Agreement, which is attached here to as Exhibit 2.2 to this Annual Report on Form 10-K.

Overview of Our Business

WindStream was established in 2008 to develop, produce and sell a cost effective, wind energy solution focused on the urban setting. WindStream’s management is comprised of seasoned entrepreneurs with extensive experience in building and operating businesses. Collectively, the Company believes that management has the vision as well as experience in technology, science, engineering, the sustainability sector, financial management and sales and marketing to execute on its business plan. WindStream’s mission is to address the issues of building permits, costly installation processes, restrictions on the size of wind turbines, as well as concerns about noise and environmental safety, which management believes has prevented the widespread use of urban wind systems. The American Wind Energy Association reported in 2010 that 90% of all urban wind installations do not move forward due to these issues. In order to define the technology needed, the principals of WindStream consult with wind and fluid dynamics experts from Purdue University, University of Louisville, University of New Hampshire, University of California, Los Angeles, as well as various product designers. The Company has formed alliances with key industry personnel and Universities to expand and execute its technology development and its patent portfolio. WindStream has added key members to its Advisory Board, who are on the leading edge of these technologies and business sectors, and are well known and well versed in the Clean-Tech and alternative energy businesses. These and other efforts resulted in WindStream’sTurboMills® and SolarMills® platforms, which are intelligently designed, cost effective, environmentally friendly and conform to existing building codes. WindStream’s products have been designed to supplement the consumer’s traditional utility company provided electrical power supply or provide a distributed energy solution to those that are not grid connected. The goal is to enable individuals, communities and businesses to incrementally reduce their total dependency on the grid and reduce their electrical costs. TurboMills® and SolarMill® offer a smart, low cost and sound solution to the overall grid and fossil fuel-dependency, providing consumers ways to convert to using a clean renewable energy source to supplement current electrical usage.

WindStream’s original concept was to create a small wind product (defined as 100KW or less) that could be easily deployed in “urban settings.” The term “urban settling” is quite broad in that it includes population centers of one million or more residents, characterized by high population density and the accompanying elements thereof, such as multi-story buildings, high density housing, small building lots for residential housing and the existence of above ground power and communication lines. As a result, these areas typically have roof top surface and building height and codes that must be considered in the installation of wind turbine systems. Therefore, our target market includes large cities such as Los Angeles, San Diego, Chicago and New York with several million residents and population densities of several thousand people per square mile, as well as many smaller cities throughout the country with populations of at least one million people. We may also target smaller cities with smaller populations, such as Laramie, Wyoming, with population densities of only a thousand or so per square mile, if such cities have the multi-story buildings and high density housing features of larger cities. Although estimates vary, according to the United States Census Bureau, over 80% of Americans live in metropolitan areas. Metropolitan areas are usually synonymous with what people consider “cities”. In these urban settings, residents who seek ways to reduce energy costs and purchase socially responsible products, must consider the applicable building codes, while in more rural communities, residents may construct much larger devices due to the fact that they are not in close proximity to their neighbor and not subject to the same building code restrictions as those found in a more densely populated area. These codes vary from city to city, and our customers are encouraged to review the applicable building codes in their area, but generally these building codes include, among other things, power capacity limits, height limits, blade rotation speed limits, operational noise limits, and minimum distance from power and communication line requirements. While no single product can comply with all applicable regulations regarding rooftop installations, we believe that our products comply with many current applicable building codes and that many of our customers will be able to obtain building permits to install our products by complying with applicable permit processes and without significant construction or alteration of their home/facility. Our clients are responsible for determining if installation of our products complies with codes and regulations applicable to them and for applying for and obtaining all necessary permits.

The Company is focused on developing smart technology solutions for renewable energy generation based on the TurboMills® building-block concept. Our SolarMill® and TurboMill® products are a low-cost, highly efficient means of harnessing renewable energy resources in urban and rural environments.

The TurboMill® is a modular, renewable energy system designed and optimized for both on and off grid applications. The products’ modular concept is unique, intelligent, efficient and flexible. It utilizes 3 low-profile (one meter tall) turbines mounted on a single base which can be interconnected to maximize wind energy production in low and turbulent wind environments, commonly found in urban settings. TurboMills® are highly efficient and produce power from wind speeds as low as four (4) mph. The Company’s patented platform is a cost-effective and highly efficient distributed energy solution currently unmatched in the marketplace

Utilizing the same mounting structure, electronics and inverters as the TurboMill®, the SolarMill® allows customers in low wind environments to improve their return on investment and access a greater amount of clean, renewable energy. The return on investment, or ROI, for a customer is generally the value of ownership of our products, in terms of energy cost savings, rebates and the like, less the cost of the product. The ROI the customer will experience depends on several factors and varies from installation to installation. The main drivers affecting ROI are the users cost of utility supplied energy and the available renewable resources at the installation site. In the US the average cost of electricity is $0.12 kWh, in Jamaica, that same kWh costs $0.43, so the Jamaican customer will have a 4 times faster payback, approximately. The cost of the device also must be considered in calculating the ROI and we believe that our products are the least expensive renewable energy devices on the market today.

The available resources also play an important factor in the calculation of the ROI, the more sun and wind available, the more energy that will be created and the quicker the payback. We recommend a solar irradiance factor of 4 hours per day or more and a wind speed of 4-5 meters per second. Estimates of wind power density are often presented as wind class, ranging from 1 to 7, such as in the Wind Energy Resource Atlas of the United States, with Class 1 having a speed of 0-4.4 meters per second and class 7 having a speed of 7-9.4 meters per second. As stated, our equipment is designed for wind speeds as low 4-5 meters per second, which is in classes 1 and 2.

The Company believes that TurboMills® and SolarMills® will have a significant impact the quality of life for people around the world that do not have access to energy. In addition, we believe that cities, states, businesses, schools, institutions, the military, and individual homeowners can use our products as an affordable way to reduce their energy costs and lower their carbon footprint.

Available Information

We file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our corporate headquarters are located at 819 Buckeye Street, North Vernon, Indiana 47265. Our telephone number is (812) 953-1481. We maintain a website at www.windstream-inc.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report. All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Pricing

The TurboMill and SolarMill products have each been developed to be a very simple system to assemble and install, along the lines of a do-it-yourself “kit.” In doing so, the Company has needed to ensure that the manufacturing process mimics this design methodology to continually reduce costs wherever possible. A vertical manufacturing plan is typical in our market segment and integral to our plans. Also, due to the recent onset of volatility of rare earth metals, and specifically the neodymium market, it has become critical to establish a manufacturing strategy that provides control, security, and cost stability.

We have taken and continue to take steps to establish a vertical manufacturing process and reduce manufacturing costs. We are internalizing many processes to grow vertically and remove our dependence on contract manufacturing. Coatings and extrusions (secondary and tertiary processes) have been brought in house, which reduced our Bill Of Materials (BOM) significantly. We plan to continue to increase vertical integration, standardization, Kaizen, and Kanban practices in order to continue to reduce our production costs. Refinements to how the generators are made to how the supporting frames are crafted to the paint line and final assembly are all considered and assessed in order find ways of reducing labor time and subsequently, cost. We intend to add to our manufacturing lines during the next twelve month to increase our throughput and drive costs lower. These improvements will include a “pre-paint” cleaning bath to remove oils and contaminants that come from the stamping process - currently all parts are manually cleaned. A new frame has been designed and is being tested now that will reduce the number of welds required for frame fabrication - this new frame will only need a bending jig manufactured which could dramatically reduce the time to construct a TurboMill or SolarMill frame. A TurboMill® is comprised of roughly 90 components (not including all the populated components in our controller board). Of these components, approximately 50% have proprietary tooling that has been developed and procured to meet production demand. Additional tooling may, in some cases, reduce labor costs or piece part pricing from our suppliers. For example, the tool to create the turbine blade, which has many stations and features as it works its way through the metal stamping process, includes some features in the process that require a “hand transfer” (moving the part from one machine to the next). Additional tooling will be made that will fit into the progressive die and negate the need for the hand transfer, driving down labor costs and adding efficiencies. This same methodology will be implemented on all of the parts that the Company has contracted for and will significantly reduce the points of labor that go into the production costs of the products. Bulk buying of other raw materials can reduce cost and that reduction may be reflected in the price the Company charges for all of its products.

Our initial short run of 500 units, with a 30 day lead time, resulted in a BOM for a TurboMill® of roughly $694. This pricing was required to meet sales opportunities and the current customer demand. By the end of the first 500 unit production run, the cost on a per unit basis has dropped to approximately $460 with higher volume purchasing and longer lead times for delivery. Within the next six to twelve months, subject to increased sales volume, we anticipate further reduction in the BOM to approximately $379. Over a longer period, if we are successful in increasing volume by establishing a global procurement and assembly matrix, we believe that we will have the opportunity to reduce the cost of goods sold further, with the ultimate goal of reduction to approximately $300. The graph below tracks our internal calculation of the BOM of our products as we moved from our prototypes in early 2011 to the current fifth generation of our products:

The TurboMill and SolarMill would benefit equally in reductions in the BOM, but we can provide no assurance, however, that such improvements will be made, or the amount by which any such improvements would lower the BOM. In addition, as the Company increases its sales volume and needs to purchase additional raw materials the cost of these materials may be driven down with the additional purchase power, which could also reduce the BOM. Price adjustments to the TurboMill and SolarMill will be reduced when, as and if the BOM is reduced. Our pricing will be revised continually as the Company our sales increase and our BOM is adjusted due to our cost cutting efforts.

Suppliers/Manufacturers

The WindStream manufacturing philosophy is based upon the Toyota Production Systems (TPS). The TPS goal is simple by design but the Company’s believes that it will completely differentiate our product from the entire renewable energy market. WindStream production scheme is based on the same “economies of scale” utilized by the automotive and appliance industries.

The Company has not committed to any single manufacturer for exclusive rights to produce the components needed to manufacture the TurboMill or SolarMill. Instead, we have many relationships with contract manufacturers that will be expanded upon as we move forward. WindStream developed its products utilizing a design philosophy for its generator, turbine and base that takes advantage of existing materials and components that could be procured from multiple vendors through an established supply chain. We have also invested in the necessary tooling from which many of our component parts are created, stamped, injection molded, thermoformed etc. This gives the Company to ability to move the needed tooling to the chosen manufacturer whenever there is a concern of the Company’s or better pricing is available from a different vendor. For example, the turbines are currently made by a manufacturer in Chicago, Lindy Manufacturing. The tool to create the turbine blade is a progressive tool that is customized for production of our products and can be moved to one or more manufacturers without materially interrupting our manufacturing process. This multiple sourcing model is well known in the manufacturing industry an as such has allowed the Company to forego the need for long term contracts locking the Company into an agreement and pricing structure that may become more favorable later. As a result, the Company anticipates that it will benefit from declining component costs over time as sales volumes increase. The Company has undertaken a comprehensive search to identify the network of suppliers it will utilize for its low-and high-volume of production needs. At this time, the Company does not anticipate having a sole source provider for any critical component.

WindStream performed system assembly and pre-production tests at its prior facility in New Albany, Indiana facility. This location served as the Company’s first assembly and distribution location during its initial operating phase. During 2012, the scale of operations increased, and WindStream established a manufacturing facility in North Vernon, Indiana, which is strategically located among some of the world’s best manufacturing and service facilities. This offers the Company the ability to utilize a vast majority of the same tooling and supply facilities that feed GM, Toyota, Honda, Ford, and GE operations. We are also able to reach an employee pool of highly trained tooling and service professionals. These supply and service industry professionals and facilities are seeking to diversify their customer bases to increase their reach into the sustainability industry. We believe that our competitors are not afforded the same opportunity due to location and proximity of the vendor supply base. The Company believes that its facility in North Vernon is sufficient to meet anticipated current production needs. The Company will align with international partners that possess the necessary capabilities for assembly, test and distribution, both in the U.S. and in foreign markets as necessary. The Company has sourced all of the component parts needed for manufacturing from multiple suppliers so that there cannot be disruption to production schedules.”.

The Wind Energy Industry

Wind energy is abundant, renewable and clean. The World Wind Energy Association reported in [20--] that the availability of wind power in the atmosphere is five times greater than the world’s current energy consumption in all forms per year; yet wind energy currently produces approximately just 1% of the world’s electricity use. Global initiatives to reduce greenhouse gas emissions (“GHG”) combined with the need to become less dependent on fossil fuels to generate power are challenging both public and private sectors worldwide to explore and increase the use of renewable energy sources (solar, wind, waste, etc.). The U.S Department of Energy recently issued a report, “Energy Efficiency and Renewable Energy” (March 12, 2008), outlining initiatives with the goal of having the United States produce 20% of its electrical energy requirement using wind power by the year 2030. The Company believes that worldwide government support coupled with numerous incentives such as subsidies, tax credits and research grants will encourage both public and private sectors to engage and drive significant capital investment into the renewable energy space. Moreover, this movement will challenge the entire renewable energy community to explore more cost-effective and efficient solutions, forge innovations in technologies, and create many new and exciting business opportunities.

The Global Wind Energy Council reports that the global wind power generating equipment market is estimated to be worth approximately $36 billion per. The wind power market is currently divided into two major categories:

1. Large-scale wind farms; and

2. Small-scale wind systems.

Large-Scale Wind

Large-scale wind farms involve substantial capital outlays - the average cost of each turbine ranges from $2.2 million to $2.5 million, excluding infrastructure development costs, such as land acquisition and construction. Nonetheless, in economic terms wind energy makes for a compelling investment due to low maintenance and operating costs, equipment and components with at least 20 years of useful life, and clean power output. In addition, government subsidies and incentives to build infrastructures and facilities that can generate clean power and transmit it to the power grid are drawing huge investment dollars and large players like General Electric, Siemens AG, Mitsubishi, United Technologies, and PacifiCorp (controlled by Warren Buffett’s Berkshire Hathaway), among others, to the wind energy marketplace.

Small-Scale Wind and the Urban Environment

The Company believes that the small wind marketplace is rapidly growing and that we offer a unique product design as a low cost, small footprint solution. According to a study by the American Wind Energy Association published in 2009, the US market for small wind turbines – those with capacities of 100 kW and under – grew 78% in 2008 with an additional 17.3 MW of installed capacity. The Association projected in a 2008 study a 30-fold growth within as little as five years, despite a global recession, for a cumulative US installed capacity of 1,700 MW by the end of 2013.

Small wind systems with capacities of 100kW or less are most commonly used as supplemental sources to power homes, farms and small businesses in remote or isolated communities where access to the power grid is limited or non-existent. In many of these hard-to-reach or “off-grid” communities, where the predominant form of power supply comes from diesel or gasoline generators, small wind turbines have often served as supplemental sources to displace diesel fuel consumption costs.

WindStream will focus on Class 2 and Class 3 areas of wind power generation. These “small wind” areas cover over 94% of the U.S. Coastal areas, which are population centers, typically have consistent winds for a long period of time and can therefore generate even more power from the same products. “Good wind areas, which cover 6% of the contiguous U.S. land area, have the potential to supply more than one and a half times the current electricity consumption of the United States,” according to an Infinite Energy Resources LLC report in 2013.

UNITED STATES ANNUAL AVERAGE WIND POWER

MILES
KILOMETERS
ALASKA
MILES
KILOMETERS
PRINCIPAL HAWAIIAN ISLANDS
MILES
KILOMETERS
PUERTO RICO
MILES
KILOMETERS
CLASSES OF WIND POWER DENSITY
WIND POWER CLASS
10m (33 ft)
WIND POWER W/m²
SPEED m/s mph
50m (164 ft)
WIND POWER W/m²
SPEED m/s mph
1 2 3 4 5 6 7
0 — 0 — 0 — 0 — 0 — 0
100 — 4.4 — 9.8 — 200 — 5.6 — 12.5
150 — 5.1 — 11.5 — 300 — 6.4 — 14.3
200 — 5.6 — 12.5 — 400 — 7.0 — 15.7
250 — 6.0 — 13.4 — 500 — 7.5 — 16.8
300 — 6.4 — 14.3 — 600 — 8.0 — 17.9
400 — 7.0 — 15.7 — 800 — 8.8 — 19.7
1000 — 9.4 — 21.1 — 2000 — 11.9 — 26.6
RIDGE CREST ESTIMATES (LOCAL RELIEF > 1000 FT)

Decentralized Power Generation

The ability to generate power and use it on-site or locally is the definition of “Decentralized Power Generation” or power generation that is not supplied by a centralized utility grid. The Company believes that this is how much of the energy needs of hundreds of millions of people will be served in the future because traditional power companies will not run expensive power transmission lines to remote or rural areas to service a small population. More and more, these needs will be met with small-scale distributed solutions. We believe that the development of this market will be similar to the rise of the mobile phone negated the need for expensive infrastructure in the form of transmission lines, distributed energy solutions will follow the same model whereby individuals can now produce their own power at a fraction of the cost of a more traditional delivery system.

Additionally, here in the U.S. and in Europe, utilities are being driven by public policy, Renewable Portfolio Standards (RPS) to increase their capacity for renewable resources. Many States have already mandated that utilities secure at least 20% of their energy portfolio from renewable resources. We believe that this energy will be derived primarily from urban energy collection. We do not believe that the large “big wind” solar arrays and wind farms provide a solution because they are expensive and have a high cost of transmission to urban areas. We believe that the most important aspect to urban energy collection is the ability to generate electricity that can be directly consumed at the site of generation. This means that the electricity produced is being effectively used by the consumer at the point of generation, which is significantly less expensive. WindStream’s Products address the problem of transmission by decentralized power generation or point of use generation, via wind and solar power. The Company’s Products cost effectively harness renewable resource and provide benefit to consumers and entities that are focused on accessing and delivering clean energy solutions.

Government Initiatives/Regulation

Federal

Currently there is no Federal-level regulation that specifically controls the sale, distribution and installation of small wind turbines beyond general small business regulations. The Public Utility Regulatory Policies Act of 1978, or PURPA, requires utilities to interconnect and purchase energy from small wind systems. Individual utilities are permitted to regulate that process.

There is a Federal tax credit available to installers of small wind systems. Owners of small wind systems with 100 kW of capacity and less can receive a credit for 30% of the total installed cost of the system, not to exceed $4,000. The credit was available beginning October 3, 2008, the day the bill was signed into law, through December 31, 2016. For turbines used for homes the credit is additionally limited to the lesser of $4,000 or $1,000 per kW of capacity.

The American Recovery and Reinvestment Act of 2009 allocated $18.5 billion to fund “Energy Efficiency and Renewable Energy.” In an important step toward realizing the goals set forth by President Obama, the Department of Energy (DoE) has stated that this renewed interest in alternative energy has led the government to look for innovative companies and technologies that can meet the challenges set forth by the administration. One such goal is to find solutions for the supplementation of residential power needs through the use of solar and wind power. Per the DoE, “we are looking for any augmentation of power, using wind as the source that can offset as little as 5% of a home’s power requirement.”

State and Local

Each state is responsible for regulating the sale, installation and interconnection of alternative energy within their state. There are currently several state level renewable and efficiency incentive programs, as outlined in The Database of State Incentives for Renewables and Efficiencies at www.dsireusa.org. Although we do not believe that our products qualify for any state incentive programs currently, we are directing research and development efforts at product revisions that could allow for certification for potentially several state incentive programs. We can not, however, provide any assurances that we will be able to qualify for such state incentives. We currently sell our products primarily to customers such as municipalities and educational institution that have not expressed interest in incentive programs. If we can obtain state certifications in the future, we may be able to sell our products to customers for whom state incentives are necessary to achieve their targeted return on investment in our products. In addition, state and local incentive programs are being developed rapidly and we believe that such programs in the future will target and benefit wind energy technologies such as ours, although no assurances can be given as the timing or effectiveness on our business of any such programs, if any.

The Company is currently pursuing all sources of government and institutional support in its effort to fully capitalize, market, and promote the Company and its products, including now existing relationships with the Department of Energy, Department of Commerce, the State Department, the World Bank, OPIC, IADB, and EXIM Bank.

Sales, Marketing, and Distribution

WindStream entered the market with its initial product the TurboMill® and the Company will continue to develop and introduce a suite of products for customers looking to cost effectively reduce their energy costs and overall carbon footprint. These products are powered by “small wind” (Class 2, 3) – typically, wind speeds of 6 meters/sec (13 mph) or below. With ease of installation and a wide variety of uses, TurboMills® can be placed anywhere there is a source of wind power. This power can then be harnessed and converted into a sustainable energy resource.

WindStream is marketing its products and technology solutions to these initial markets:

1.	Developing Nations: TurboMills® and SolarMills® provide a low-cost distributed energy solution including self-contained batteries, a charging port for cell phones, a photovoltaic capture accessory and more;

2.	Municipalities: City, state and foreign environmental authorities have mandated the reduction of greenhouse gas emissions from their buildings;

3.	Military/Government: The US Army has a goal of “net-zero energy” consumption by 2030 for all its military bases, installations and residences domestically/internationally. US Gov. buildings must achieve 30% energy efficiency by 2015;

4.	Institutions: Schools, hospitals, museums, universities, sports stadiums and other structures can reduce their daily energy consumption where traditional wind and solar solutions cannot fit;

5.	Corporations/Small Businesses: TurboMills® enable businesses to harvest HVAC exhaust, “wind canyon” effects, and other urban wind energy to reduce their energy use and carbon footprint;

6.	Residential Customers: Sold directly to consumers, through big box retail outlets for simple, permit-free DIY installation or through professional energy appliance installers;

7.	Telecom Companies: Provide a cost-effective distributed energy solution to cellular towers and repeaters for off-grid areas enabling Telecom’s to reduce costs and the CAPEX and OPEX of costly diesel generators. In on-grid areas this type of installation improves the Telecom’s quality of service as a fall-back energy solution when the grid is unstable or non-existent; and

8.	Highway-Energy Harvesting: TurboMills® placed on center dividers of highways can create new revenue opportunities for state, local and private highway operators, generating an estimated 1MW from vehicle drafts over three miles.

The Company has entered into various distribution agreements of which two are: HG Energy for Italy and select countries in the EU and Jamaica Public Service Company (JPSCo) for exclusive rights to distribute the products throughout the Caribbean. Pursuant to these agreements, the distributor may order products from WindStream and the distributor is responsible for all sales and marketing costs and any associated service and maintenance. The products will be ordered under a Purchase Order, and WindStream agrees to delivery dates and then the products are paid for with deposit and final payment FOB Indiana. These agreements have not yet resulted in material purchases or orders. There are several other territories in which similar distribution agreements are being negotiated: India, UAE, Japan, Brazil, Peru, Mexico.

Developing Nations Market

There are many countries and regions in the world with limited access to secure reliable and cost efficient power. In India, for example, 80% of the country regularly experiences black-outs and power outages for extended periods of time. There are 1.6 Billion people without access to electricity worldwide, and 400 Million in India alone, according to The Hindustan Times in a 2009 report. The need for basic necessities such as light and clean water is great. Kerosene lamps, which are highly toxic and dangerous, are a common form or indoor lighting.

The WindStream Developing Nations product line is a simple, low cost solution to this global problem. Using the same design and technology of the municipal TurboMill® or SolarMill® product, and adding a storage device can provide clean, safe and efficient lighting when the sun goes down. A low cost easily installed system can be used to light residences, charge cell phones and other battery driven devices, keep medicines cool in refrigerators, provide consistent energy for schools and other uses. and the Company believes that its products can improve the quality of life for people around the world.

To penetrate the Developing Nations market, the Company is pursuing various means to drive sales and distribution:

●	Partner with key companies in the specific regions;

●	Develop Joint Ventures;

●	Establish local manufacturing with its partners;

●	Secure financing options through:

	●	Government subsidies

	●	Corporate Responsibility Funding

	●	Philanthropic organizations (NGO’s)

	●	United Nations

The following is an example of a “basic package” that will be delivered as a Developing Nations product. These packages can be expanded in reaction to demand in specific nations.

First pilots underway with “Reach the Children Foundation”

deployment in Accra, Ghana – April 2012

WindStream has established relationships, made sales and/or shipped product to the following countries:

●	Brazil

●	Peru

●	Argentina

●	India

●	Ghana

●	Kenya

●	Mexico

●	Philippines

●	Jamaica

●	Caribbean

●	Malaysia

●	Italy

●	Germany

WindStream has already started developing the initial partnerships in the following territories:

●	Italy: HG Energy

●	India – HBL Power Systems

●	Nordic Countries: Ole Halvorsen

●	Saudi Arabia: Riyahd Renewables

●	Indonesia

●	Liberia

●	Ghana

●	Kenya

●	New Zealand

The Company is looking to expand its relationships with some of these distributors and to look for new ones in other markets. Potential distribution partners will come from the renewable energy field, solar installers, HVAC, satellite installers or any other distribution channel that has access to consumers on a 1 to 1 or B to B level.

The Company supports its distribution partners with the sale of products and ancillary equipment to insure the success of its partners and the further expansion of the sales channels. For on-grid sales channels, WindStream will provide the inverters, batteries and accessory equipment as white labeled or OEM products to enable the quick deployment of the entire system architecture. For off-grid applications the same support will be offered to our customers with the addition of providing specialized equipment for specific use cases. WindStream’ technical team had sourced a wide variety of DC powered products that will be supplied to our channel partners as OEM devices which will serve the needs of the customer and maximize the energy created by providing energy efficient DC driven devices cutting down on wasted conversion losses.

●	Low power refrigerators

●	LED Lighting

●	Water Pumps

●	Fans

●	Low Power IT equipment

Municipal Market

WindStream is marketing its products and technology solutions directly to municipalities seeking to reduce their energy costs as well as their green house gas emissions. Currently 22 states have laws mandating the reduction of green house gas emissions. WindStream is distributing products to these local governments that need to comply with state standards. This need in the marketplace provides WindStream with a large target market. In California alone, there are 478 incorporated cities. In the U.S. there are 18,443 cities and 553,000 government owned buildings.

The scalability and flexibility of our products design can be leveraged to provide power to operate systems important to municipalities required by State (or Federal) legislation to reduce GHG’s. A system of TurboMills® or SolarMills® atop a building will provide consistent, low-cost energy to power lighting, office equipment, signage and more. In many cases, WindStream is being asked to provide proposals to these municipalities and businesses as a way of assisting in their efforts to upgrade a facility to secure a higher LEED certification and demonstrate to their constituents, customers and stakeholders their commitment to sustainability.

WindStream has targeted municipalities throughout the country as the first target market as a means of conforming to state laws and reducing GHG. In reaching these markets the Company has achieved the following:

Pilot or Full deployment programs with installation at the following sites:

●	Atlantic Highlands, New Jersey – November 2012

●	Upton, Indiana, All school building s and the City Community Center - November 2012

●	Ripley Elementary School, Versailles, Indiana – Installed, October 2012

As these pilot projects progress, the Company is:

●	Aggressively marketing to additional cities

●	Creating general awareness for the solution featuring the key attributes of the value proposition to municipalities and companies –

(1)	Low cost

(2)	Ease of Installation

(3)	Decentralized electrical generation

(4)	Scalable

WindStream believes that through these initiatives it will result in increased sales by the end of 2014.

Military/Government

The United States Military has announced plans to reach a “net zero” carbon policy by the year 2030. In order to achieve this goal, all branches of the military are making an effort to move to clean renewable energy platforms of all kinds. These platforms will include; solar, geothermal, biofuels and of course wind as well as other technologies. The Company believes that it is uniquely positioned to deploy its TurboMill® and SolarMill® products and play am important part in helping the military reach its goals. The near term strategy was recently publicized with the Army, Navy and Air Force each striving for 1 gigawatt of distributed, renewable energy, in the short term.

“The DOD's goal of deploying 3 gigawatts (GW) of renewable energy by 2025 is one of the largest commitments to clean energy in history. From the Air Force's recently announced project to install over $1B of distributed solar on bases and installations across the country, to the Army's new Energy Initiatives Task Force (EITF) program that plans to issue PPAs in 2012 for 2GW of power, the services are moving smartly ahead with their plans to spur the development and installation of renewable energy ranging from utility-scale projects to rooftop solar for base housing. New programs are quickly springing up to purchase renewable power for installations -- programs that will require tens of billions of dollars in private investment and finance.”

WindStream has already made significant inroads with its first installation of the TurboMill® for the National Guard. This installation was completed in May 2012 at the National Guard, Sea Girt Training Facility in New Jersey. The installation at the National Guard Base in Sea Girt was an unpaid pilot to prove the efficiency of the product. We are currently in discussion with the Sea Girt base to deploy a full installation. The issues of sole sourcing the product so that Sea Girt may purchase, without needing to publish an RFP, are being considered by the Guard. WindStream is NOT on the GSA schedule. There is no formal contract as of this date, but we believe that this installation will be followed by installations with other National Guard posts in Rhode Island, Indiana and Georgia.

TurboMills® uniquely designed for US Military uses

Corporate Market

Corporations are aggressively exploring ways in which to adopt alternative energy solutions to supplement their traditional “on grid” acquisition of energy. They are motivated by two factors, the opportunity to reduce ever increasing energy costs, as well as the need to demonstrate a commitment to alternative energy solutions as a supplement to their on grid energy supply.

More and more, companies have used the triple bottom line as the driving factor in their public policy messaging. This adoption of a very visible alternative energy practice (TurboMills® on roof lines) will demonstrate an environmental commitment to stockholders, employees and the communities in which they do business.

As with municipalities, WindStream is marketing directly to corporations. Companies are solicited for sales by WindStream’s in house sales and marketing staff as well as via direct marketing programs to the increasingly identified position of “Director of Sustainability Practices”.

Important Progress:

●	Pilot agreement in place with Entra Eiendom - Norway’s largest property owner – Installation – June 2012 - Installed

●	Pilot agreement in place with Endesa - Spain’s national utility– Installation – June 2012 - Installed

●	Pilot agreement in place with ALPRO of installations throughout Mexico - Shipped

●	Pilot agreement with Ivy Tech Collage, Lafayette, Indiana - Installed

●	Pilot installation in Atlantic Highlands, New Jersey - Installed

The Company believes that there are over 4 million commercial buildings in the U.S. alone that can benefit from the installation of the Company’s Products.

Entra Eiendom – Oslo, Norway

Residential Market

The modular concept of our products allows considerable scalability and flexibility to leverage the power delivery solution across many different household electrical applications – from small electronic devices such as cell phone chargers, video cameras, iPods, game consoles and laptops to outdoor lighting systems or small air-conditioning units. The electricity generated by a platform of TurboMills® or SolarMills® will be transferred directly to the home grid or stored to a battery or other storage device whereby it can provide a reliable alternate power source to numerous household devices.

Depending on power needs, consumers can customize their own alternate power supply system using wind power generated from their own environment, increase hard-dollar savings by reducing the electricity costs usually paid to the local utility companies, earn tax-credits from the government, and positively impact global efforts to reduce greenhouse gas (GHG) emissions. The solution is practical and the technology is affordable, efficient, easy-to-use, easy-to-maintain, easy-to-replace, and can be used to supplement a consumer’s power need.

The Company intends to distribute our products to the consumer/residential market through the following potential channels:

●	Traditional retail partner distribution

	●	Home Depot

	●	Lowes

	●	WalMart

	●	Sears

●	Distribution through local utility companies

	●	Sales are made to a local utility who then resells, installs and maintains TurboMills® for their existing customer base.

●	Establish partnerships with residential solar installers and networks

●	E-Commerce/Direct Sales through online retailers and Company’s website

	●	Amazon.com

	●	eBay

	●	and all “green” online storefronts

WindStream believes that TurboMills® and SolarMills® can be placed on rooftops and windowsills, walls and fence lines, in gardens or patios and immediately begin supplementing a customer’s electrical needs. This “supplementation” will directly benefit the consumer with energy cost savings while reducing demand on the public electrical grid..

The installation procedures of the products are simple and efficient. We believe that as consumers see TurboMills® and SolarMills® appearing on city buildings and roadways they will be exposed to the products and purchase though a direct-sales model online and through affiliate web sites, and then move into traditional retail channels as awareness grows. We believe that this “do it yourself” model will help drive consumer uptake and drive exposure and brand awareness. The products will come with all necessary hardware for installation and hookup to the home power system Because of its small size and footprint, consumers may install TurboMills®, while not needing permits from a city planning office. The potential size of this market is enormous as there are approximately 110,000,000 homes in the United States.

Telecom Market

Communication towers in most Developing Nations all suffer from the same problem – they rely on energy that is:

●	Inconsistent

●	Unreliable

●	Expensive

●	Diesel Generated Powered

WindStream has recognized this problem and has developed an inexpensive, highly efficient solution, for generating clean renewable energy, leveraging our micro-wind technology and cost effective manufacturing capabilities. The SolarMill® will provide renewable energy to the towers’ energy storage system, significantly reducing the need for Diesel operation.

The WindStream products enable TELCO’s and Operators to dramatically lower their OPEX, increase coverage areas (rural, off-grid) and improve network reliability and up-time.

Diesel power generation systems are a well established technology with well documented parameters for fuel consumption and Operation /Maintenance cost. This depth of experience makes it relatively simple to establish schedules that will avoid fuel outages and assure maximum equipment reliability. There are more than an estimated 400,000 communication towers in India alone.

Highway Market

“Wind burst” created by vehicles passing by medians on roadways, through tunnels and over bridges can provide consistent wind power on a regular basis, and can generate an estimated 1MW for every 3 mile segment of installed Highway TurboMills®. TurboMills® set up on top of center dividers throughout the country can power highway lighting systems, call boxes, and emergency services as well as provide excess generated electricity back to the grid.

Energy harvested using natural wind currents and the “wind burst” or draft from moving vehicles can be harnessed to provide clean power to our electrical grids. This use of the TurboMills® design will not only harness the untapped energy created by a passing vehicle but also translate the fossil fuel burned in an internal combustion engine into usable electrical energy. This application is estimated to generate utility scale power with minimal cost of transmission due to the proximity and ease of grid connection from the highway.

WindStream will deploy its highway version of the TurboMill® technology in parallel with its current marketing focus of Municipalities and light industry. In doing so, the Company has secured pilot test sites that will benefit from the installation of the TurboMill® system. (see appendix) These pilot installations will enable WindStream to collect valuable data that will be used to drive additional sales and installations of this new energy platform.

The steps needed to successfully execute this model are:

●	Develop a profile of a likely highway installation target

	●	Geography

	●	Political structure

	●	Purchasing policy and practice

	●	Existing green commitment

	●	Existing green investment

	●	Ability to easily engage with decision makers

	●	Likelihood of funding or ability to assist in securing funding

	●	Readily apparent decision process

●	Defined highway(s) (Circuito Exterior Mexiquense and Supervia Poniente, ) to be used as a pilot roadway to collect data

	●	Site Analysis

	●	Traffic Flow and Monitoring

	●	Interaction between the TurboMill and the highway’s existing grid

●	Deploy the TurboMill® system for the specific highway to be piloted

	●	Environmental challenges

	●	Safety issues

	●	Power off-loading considerations

●	Secure a Power Purchase Agreement (PPA) with the local utility (if needed)

Once this pilot has been undertaken and if successful, the Company will target other States, Countries, Utilities and Government institutions to market this new energy harvesting system and expand its reach and use cases. Just as vehicle draft on highways can drive TurboMills® so can vehicles in tunnels (the Chunnel-26 miles in length), subway systems, trains, and rail systems.

WindStream has held discussions with potential clients for this product offering focusing on two business models for its highway product:

●	Lease highway right of ways from State and Local Highway Divisions and sell the generated power to the local utilities through a Power Purchase Agreement. This model provides a huge amount of decentralized energy to utilities in the areas where it is needed most and a new revenue stream for local governments.

●	Sell TurboMills® on a “Per-Unit” basis to Departments of Transportation for use, and installation allowing the owner to sell the power created to a local utility.

There are over 4,000,000 miles of highway in the U.S. alone

Competition

The Company competes generally with all energy suppliers and manufacturers of energy producing equipment. The Company directly competes with manufacturers and suppliers of other vertical axis wind turbine (“VAWT”) systems, such as WePower Sustainable Energy Solutions, Windside production Ltd., Mariah Power and OregonWind Inc., as well as indirectly with traditional horizontal axis wind turbine (“HAWT”) wind turbines. To a lesser extent, the Company competes with providers of solar-thermal and solar-photovoltaic energy production. A significant disadvantage for the Company is that several competitors have longer operating histories and significantly more financial resources. However, we do not believe that we have significant competition in the integrated Hybrid (wind and solar) device class.

The renewable energy market, particularly the “small wind” power generation sector, is considered to be relatively new and under-developed. Crucial elements of the competitive landscape such as definitive leadership, industry standards, competitive pricing, and customer expectations, etc. have yet to be shaped or fully defined – thus the barrier to entry is considered to be moderate and based on the ability to secure leading edge technological, operational, marketing and financial expertise.

This new emerging marketplace provides a unique and time sensitive opportunity for the WindStream product introduction. We believe that our key competitive advantages include:

●	First mover advantage within the small wind/micro wind market

●	Simple and straightforward solutions help reduce green house gases

●	Customers can scale power generation incrementally

●	Customers can scale investment incrementally

●	Lower cost per kWh than other products or fuel sources

●	Portability

●	Aesthetically appealing products

●	Patented technology

The modular or block unit concept is designed to be efficient and low-cost to manufacture. The Company believes that it has secured the most efficient and cost-effective means to mass-produce and market the TurboMills® and SolarMills®, in order to offer the lowest price per unit or lower cost per kWh than its competitors.

Intellectual Property

Trademarks and Trade Secrets

We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

The management of WindStream recognizes the importance of a defensible position for its technology as it enters the marketplace and as such has filed for patent protection in the United States and key international markets. In October of 2009, WindStream Technologies filed its first patent applications with the United States Patent and Trademark Office (USPTO). This provisional patent covered the Company’s core invention that of a modular and scalable wind energy device. The patent application has been approved by the USPTO, August 2012.

The current approved patent: “Modular Wind Energy Unit with Simple Electrical Connections” # US 8,536,720 B2 defines the technology for interconnecting 2 or more turbines and generators in a single base and then interconnecting the units in series to create a scalable renewable energy system. This concept allows the Company a clear intellectual property advantage over competitors that are looking to design and create similar devices, maximizing and leveraging the shared components of a singular system. The intellectual property rights of the Company are being expanded upon though CIP (Continuation In Part) filings further extending the scope of coverage.

The provisional patent was followed by Utility filings as well as international coverage through the Patent Cooperation Treaty. (PCT) The Company has subsequently filed unique applications in the following markets:

●	European Union

●	Brazil

●	Peru

●	India

●	Australia

●	Korea

●	Japan

In addition to its core patent filing the Company is preparing additional applications further protecting the technology and the manufacturing processes that have been developed as a means of driving down cost and improving the quality of the products. The additional patent protection will cover the Turbine geometry, Turbine manufacturability, Generator design and manufacturability, electronic control circuitry as well as surround the existing technologies and application with impediments to our competition.

Employees

The Company currently has 30 full-time employees. The Company considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute. None of the Company’s employees are represented by a labor union. For further information see section 5.02 below.

Wind and Solar Resources

Wind and Solar resource information is available for almost every region and country in the world and has proven to be very accurate for the estimation of the power generated from a deployment of the WindStream products. This information can be gained from many sources and WindStream has chosen to use data that has been compiled by the National Renewable Energy Lab (NREL) (www.nrel.gov) Typically, WindStream looks for countries with a mean wind speed of greater than 5m/s and a solar resource in excess of 4 kWh’s a day. If both of these parameters are met, coupled with a cost of energy greater than $0.20 kWh than the return on the investment, without government incentives, will be well under the desired 10 year payback period most consumers, commercial property owners and government/municipalities are looking for.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are a new entrant into the small wind turbine industry without profitable operating history.

Our operating subsidiary, WindStream, has been in existence for approximately five years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance of our products; (iii) respond to competition; or (iv) operate the business, as management has not previously undertaken such actions as a company. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which would result in a loss of your investment.

We expect to derive our future revenues from sales of our systems, however, the realization of these revenues is highly uncertain. We continue to devote substantial resources to expand our sales and marketing activities, further increase manufacturing capacity, and expand our research and development activities. As a result, we expect that our operating losses will increase and that we may incur operating loss. The Company’s ability to achieve profitability depends upon many factors, including its ability to develop and commercialize products. There can be no assurance that the Company will ever achieve any significant revenues or profitable operations.

If we cannot establish and maintain relationships with distributors, we may not be able to increase revenues. .

In order to increase our revenues and successfully commercialize our systems, we must establish and maintain relationships with our existing and potential distributors. A reduction, delay or cancellation of orders from one or more significant distributors could significantly reduce our revenues and could damage our reputation among our current and potential customers. We have signed three distribution agreements throughout the United States and international locations. The agreements have no termination penalties and not all of the distributors are currently active.

We do not have sufficient cash on hand. If we do not generate sufficient revenues from sales among other factors, we will be unable to continue our operations.

We estimate that within the next 12 months we will need substantial cash and liquidity for operations, and we do not have sufficient cash on hand to meet this requirement. Although we are seeking additional sources of debt or equity financings, there can be no assurances that we will be able to obtain any additional financing. We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to continue to generate enough operating revenues or ever achieve profitable operations. In the event that we are not able to secure financing, we may have to scale back our development plans or cease operations.

Raising needed capital in the future may be difficult as a result of our limited operating history.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure such additional finance, we may need to cease operations.

RISKS RELATED TO THE COMPANY

There is serious doubt regarding our ability to continue as a going concern.

WindStream has a history of recurring losses from operations and has an accumulated deficit of $10,480,672 as of December 31, 2013. Management is unable to predict if and when we will be to generate positive cash flow. As a result, there is substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.

In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

If we are unable to raise sufficient capital, we may not be able to pay our key suppliers.

Our ability to pay key suppliers on time will allow us to effectively manage our business. Currently we have a large outstanding liability with our product manufacturer that is inhibiting us from receiving additional units at this time. In addition, we have other large outstanding accounts payable with key suppliers that may inhibit the Company from receiving system product in the future.

If we experience quality control problems or supplier shortages from component suppliers, our revenues and profit margins may suffer.

Our dependence on third-party suppliers for components of our systems involves several risks, including limited control over pricing, availability of materials, quality and delivery schedules. Any quality control problems or interruptions in supply with respect to one or more components or increases in component costs could materially adversely affect our customer relationships, revenues and profit margins.

International expansion will subject us to risks associated with international operations that could increase our costs and decrease our profit margins.

International operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

●	reduced protection of intellectual property rights;

●	changes in foreign currency exchange rates;

●	changes in a specific country’s economic conditions;

●	trade protective measures and import or export requirements or other restrictive actions by foreign governments; and

●	changes in tax laws.

Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.

Our products include rare materials such as Neodymium. The availability or cost of such commodities may fluctuate widely due to government policy and regulation. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and we are unable to increase our prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, our financial results could be materially and adversely impacted.

Higher energy costs and other factors affecting the cost of producing, transporting, and distributing our products could adversely affect our financial results.

Rising fuel and energy costs may have a significant impact on the cost of operations, including the manufacture, transportation, and distribution of products. Fuel costs may fluctuate due to a number of factors outside of our control, including government policy and regulation and weather conditions. Additionally, we may be unable to maintain favorable arrangements with respect to the manufacturing costs of our products as a result of the rise in costs of procuring raw materials and transportation by our manufacturers. This may result in increased expenses and negatively affect operations.

Our inability to protect our patents and proprietary rights in the United States and foreign countries could materially adversely affect our business prospects and competitive position

Our success depends on our ability to obtain and maintain patent and other proprietary-right protection for our technology and systems in the United Stated and other countries. We may rely on a combination of patent, trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. We may however not be able to secure significant protection for service marks or trademarks that we obtain. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. Our inability to protect our intellectual property from others may impede our brand identity and could lead to consumer confusion.

If we cannot effectively increase and enhance our sales and marketing capabilities, we may not be able to increase our revenues.

We need to further develop our sales and marketing capabilities to support our commercialization efforts. If we fail to increase and enhance our marketing and sales force, we may not be able to enter new or existing markets. Failure to recruit, train and retain new sales personnel, or the inability of our new sales personnel to effectively market and sell our systems, could impair our ability to gain market acceptance of our systems.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Daniel Bates, President, Mr. Ryan Keating, Chief Financial Officer, and Mr. Travis Campbell, Chief Operating Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a materially adverse effect on our business.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing the expansion of our business and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	our ability to raise substantial amounts of additional capital if needed to fund the implementation of our business plan;

●	our ability to execute our business strategy;

●	the ability of our products to achieve market acceptance;

●	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel;

●	our ability to manage our third party relationships effectively; and

●	our ability to accurately predict and respond to the rapid market changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Our technology competes against other small wind turbine technologies. Competition in our market may result in pricing pressures, reduced margins or the inability of our systems to achieve market acceptance.

We compete against several companies seeking to address the small wind turbine market. We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance. The current level of market penetration for small wind turbines is relatively low and as the market increases, we expect competition to grow significantly. Our competition may have significantly more capital than we do and as a result, they may be able to devote greater resources to take advantage of acquisition or other opportunities more readily. Many of our competitors have been in business for a significantly longer period of time than we have and have learned manufacturing techniques which can aid in efficiently producing their products. Additionally, many of these companies have successfully acquired a loyal customer base that would be difficult for us to compete with. Such customers may be unwilling to purchase our products due to brand loyalty or uncertainty in the highly competitive market in which we compete.

Inability to Maintain Quality Control

All of our manufacturing is outsourced. Although we have entered into supply agreements specifying certain minimum acceptable quality standards, there is no assurance that our current quality assurance procedures will be able to effective monitor compliance. Additionally, in the event that we expand our operations and increase our output volume, including securing additional manufacturers, there is no assurance that we will be able to adequately maintain quality controls or that our current process is scalable.

RISKS RELATED TO THE STOCK

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an unlimited number of shares of capital stock pursuant to Wyoming law.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

Our executive officers and directors will continue to beneficially own the majority of our outstanding Common Stock.

As of the date of this Report, our executive officers and directors beneficially own approximately 31% of our outstanding common stock, including approximately 29% of our outstanding shares that are beneficially owned by our chief executive officer and sole director, Daniel Bates. As a result, our chief executive officer may have substantial influence over all matters submitted to shareholders for approval.

We do not expect to pay dividends.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the OTCBB and this low trading volume may adversely affect the price of our common stock.

The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the OTCBB. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the advertising industry;

●	customer demand for our products;

●	investor perceptions of our industry in general and our company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	major catastrophic events;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles; and

●	loss of external funding sources.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in October 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since the “Black Monday” crash on October 19, 1987. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our shares of common stock could result in a reduction in the liquidity of our shares of common stock and a reduction in our ability to raise capital. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop our business and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

We may be subject to penny stock regulations and restrictions which may limit a stockholder’s ability to buy and sell our stock on the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of the date of this report, the closing bid and asked price for our common stock was less than $5.00 per share, which designates it as a “penny stock”. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest. The penny stock rules could discourage investors from purchasing our common stock and thereby limit its marketability.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or FINRA, promulgates rules that require a broker-dealer, when providing investment recommendations, must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives. Under interpretations of these rules, FINRA believes that there is a high probability that low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend their customers buying our common stock, which may limit ability of our investors to buy and sell our stock and hence have an effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds of the Company legally available for the payment of dividends. To date, we have not declared nor paid any cash dividends. The board of directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, to finance the development and expansion of our business and operations. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

An investment in our common stock is highly speculative.

An investment in our common stock is highly speculative and may result in the loss of an investor’s entire investment. Only potential investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our common stock. Additional risks not currently known to us or that we currently deem immaterial may also impair our operations.

Our annual or special meeting of stockholders may be taken by written consent without a meeting.

According to the Company’s Bylaws, any action required to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, maybe taken without a meeting, without prior notice, and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. As such, not every one of our stockholders could vote on matters submitted to the stockholders for approval unless annual or special meetings were hold.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains its principal office at 819 Buckeye Street, North Vernon, Indiana 47265, pursuant to a lease entered into effective August 1, 2011. The Company’s current office and manufacturing space consists of approximately 50,000 square feet and is believed to be suitable and adequate to meet current business requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

The Company is currently engaged in two cases which do not have a material effect on the Company’s operations. The first is a case between WindStream and a prior vendor that, at one time, supplied components for the Company’s products. As a result of this vendors disruption in the Company’s supply chain the Company has sought out and secured other, more reliable sources for the needed raw materials and has not seen a disruption in its final product output. The second case is a Trademark infringement issue that relates to the Company name, WindStream Technologies and prior use. Both of these cases are being litigated by the Company’s attorneys and expect to be concluded shortly.

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

In addition, there are no material proceedings to which any affiliate of our Company, or any owner of record or beneficially of more than five percent of any class of voting securities of our Company, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. Currently there are no legal proceedings pending or threatened against us. We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is quoted on OTCQB, which is part of the OTC Market Group's quotation system, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “SOLH,” however, there have been no reported sales during fiscal 2102 or 2103.

Approximate Number of Holders of Our Common Stock

As of March 31, 2014, we had approximately 83.4 million shares of common stock issued and outstanding. There are approximately 60 beneficial owners of our common stock. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Our registrar and transfer agent for our common stock is OTC Stock Transfer, Inc., telephone number 801-272-7272.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Warrants

As of March 31, 2014, there are outstanding warrants to purchase 9,106,000 million shares of our common stock at prices ranging from $0.05 to $0.50 per share.

Options

As of March 31, 2014, there were outstanding options granted by the Company to purchase an aggregate of 10,110,640 shares of the Company’s common stock adjusted for reverse merger exchange ratios (upon exercise, shares of Company common stock will be issuable at the exchange rate referenced in the New Share Exchange Agreement, or 1:25.808).

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, there is no equity compensation plan in place.

Recent Sales of Unregistered Securities

We have not offered or sold any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K and other reports filed by Windaus Global Energy, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the years ended December 31, 2013 and 2012.

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

Research and Development

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

Recent Developments

●	ACC Limited, South Asia’s largest cement manufacturer. PILOT APPROVED. 2-3 MW’s are now being planned for commercial deployment

●	WindStream Technologies, India established July 2013 - Multiple MW projects being negotiated India - BBNL – government project to bring internet connectivity to rural India. 250,000 WIFI hotspots being deployed.

●	Jamaica – product to be distributed and installed by the Jamaican Utility Company, JPS Co. The first purchase order has been issued.

●	EXIM Bank Export Insurance Policy in place.

●	New distribution agreements being formalized.

Results of Operations for the Years Ended December 31, 2013 and 2012, in Aggregate

	December 31, 2013	December 31, 2012
Sales	$895,561	$237,237
Cost of sales	1,491,166	428,374
Gross (loss)	(595,605)	(191,137)
Research and Development Expenses	402,273	1,181,094
General and Administrative Expenses	3,307,972	1,525,535
Operating Expenses	3,710,245	2,706,629
Other Income (Expense)	(538,703)	433,748
Net Loss	$(4,844,553)	$(2,464,018)

Sales - Net sales for the twelve months ended December 31, 2013, were $895,561, compared to $237,237 for the twelve months ended December 31, 2012. The increase in sales is due to the success of the Company’s efforts to obtain international customers in 2013.

Cost of sales - During twelve months ended December 31, 2013, cost of sales was $1,491,166 compared to $428,374 for the twelve months ended December 31, 2012. The dollars are higher due to increased sales in 2013 versus 2012 and the gross profit percentage improved due to increased sales and thus manufacturing activities, which resulted in greater efficiency in 2013 compared to 2012.

Operating Expenses –

Research and Development - Research and Development for the twelve months ended December 31, 2013, were $402,273, as compared to $1,181,094 for the twelve months ended December 31, 2012. The change is primarily attributable to the decrease in development activities in 2013 as the Company’s products became commercialized and available for sale.

General and Administrative Expenses – General and Administrative for the twelve months ended December 31, 2013, were $3,307,972, as compared to $1,525,535 for the twelve months ended December 31, 2012. The increase is due primarily to the payment of Company stock to a consultant for services during 2013, $1,505,000, which did not occur in 2012.

Total Operating expenses for the twelve months ended December 31, 2013 were $3,710,245, as compared to $2,706,629 for the twelve months ended December 31, 2012.

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

Other Income (Expense) - Other income (expense) for the twelve months ended December 31, 2013 was ($538,703), as compared to $433,748 for the twelve months ended December 31, 2012. The increase is primarily attributable to various government issued credits and grants that were received in 2012, but not in 2013 as well as the amortization of the debt discount and the amortization of deferred financing costs, which are included in interest expense for the year ended December 31, 2013. These costs did not occur in 2012.

Results of Operations for the Years Ended December 31, 2013 and 2012, Domestic

Sales - Net sales for the twelve months ended December 31, 2013, in the domestic segment were $34,746, compared to $46,440 for the twelve months ended December 31, 2012. The decrease in sales is due to the success of the Company’s efforts to obtain additional international customers in 2013.

Cost of sales - During twelve months ended December 31, 2013, cost of sales in the domestic segment were $57,854 compared to $83,856 for the twelve months ended December 31, 2012. The dollars are lower due to reduced domestic sales.

Results of Operations for the Years Ended December 31, 2013 and 2012, International

Sales - Net sales for the twelve months ended December 31, 2013, in the international segment were $860,815, compared to $190,797 for the twelve months ended December 31, 2012. The increase in sales is due to the success of the Company’s efforts to obtain international customers in 2013.

Cost of sales - During twelve months ended December 31, 2013, cost of sales in the international segment were $1,433,312 compared to $344,518 for the twelve months ended December 31, 2012. The dollars are higher due to increased sales, as well as improved manufacturing efficiencies with the higher sales in 2013 compared to 2012.

As a result of the foregoing, for the twelve months ended December 31, 2013 and 2012, the Company reported a net loss of $4,844,553 and $2,464,018, respectively. The change in net loss between the twelve months ended December 31, 2013 and 2012 was primarily attributable to a higher level of sales in 2013 compared to 2012 as well as the payment of Company stock to a consultant for services during 2013, approximately $1,505,000, which did not occur in 2012. The amortization of the debt discount and deferred financing costs resulted from transaction which occurred in 2013 and are included in Operating Expense in 2013. These transactions and related costs did not occur in 2012.

In its audited financial statements as of December 31, 2013 and 2012, the Company was issued an opinion by its auditors that raised substantial doubt about the ability of to continue as a going concern based on the Company’s current financial position. The Company’s ability to achieve and maintain profitability and a positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

The following table provides selected financial data about the Company as of December 31, 2013 and 2012. For detailed financial information, see the accompanying financial statements.

	December 31, 2013	December 31, 2012
Cash	$203,534	$4,022
Total assets	2,136,688	897,137
Total liabilities	$4,349,341	$3,892,023
Stockholder deficit	$(2,212,653)	$(2,994,886)

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2013 compared to December 31, 2012:

	December 31, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$1,776,758	$401,695	$1,375,063
Current Liabilities	$3,173,428	$2,843,476	$(329,952)
Working Capital	$(1,396,670)	$(2,441,781)	$1,045,111

As of December 31, 2013, we had negative working capital of $1,396,670 which was an improvement period to period as compared to negative working capital of $2,441,781 as of December 31, 2012. The improvement was due primarily to improved cash flow from operations and increased sources of financing.

Net cash used in operating activities for the years ended December 31, 2013 and 2012 was $3,729,528 and $1,367,781 respectively. The increase in cash used in operating activities was primarily related to the sale of products in the first year of the Company’s sales activities and increases in related working capital.

Net cash used in all investing activities for the year ended December 31, 2013 was $38,734 as compared to $27,055 for the year ended December 31, 2012.

Net cash obtained through all financing activities for the year ended December 31, 2013, was $3,967,774, as compared to $1,192,750 for the year ended December 31, 2012. The Company received proceeds from convertible debt, borrowings on the line of credit and short term debt from related parties and issuance of common stock in the year ended December 31, 2013 and proceeds from short term debt, short term debt from related parties and issuance of preferred stock in the year ended December 31, 2012. The estimated working capital requirement for the next 12 months is $1,000,000 with an estimated burn rate of $100,000 per month. As reflected in the accompanying financial statements, the Company had cash of $203,534 at December 31, 2013 and $4,022 at December 31, 2012.

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

Principles of Consolidation

The consolidated financial statements include the accounts of WindStream Technology, Inc. and its subsidiaries, WindStream Energy Technologies Pvt Ltd. and WindStream Technologies Latin America S.A. All material intercompany balances have been eliminated in consolidation.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the three months ended December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012, respectively.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At December 31, 2013 and December 31, 2012 unamortized deferred financing costs incurred totaled $37,529 and $0, respectively. Amortization of deferred financing costs, which has been included interest expense, was for the years ended December 31, 2013 and 2012 approximately $52,000 and $0, respectively .

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

		Payments due by period:
		Less than			More than
Contractual Obligations:	Total	one year	1-3 years	3-5 years	5 years

Short term convertible notes payable	$550,000	$550,000
Short term debt - related party	$187,500	$187,500
Short term debt - third parties, includes:
Line of credit with a bank	$500,000	$500,000
Notes payable to various individuals	$400,000	$400,000
Total short term debt - third parties	$900,000	$900,000

Notes payable, including interest	$1,778,155	$361,502	$1,416,653

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm

On October 25, 2013, our board of directors dismissed MaloneBailey, LLP (“MaloneBailey”), as the Company’s independent registered public accounting firm. MaloneBailey had been preciously retained on May 16, 2013.

MaloneBailey’s report on the financial statements for the fiscal years ended December 31, 2012 and 2011, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.

During the fiscal the years ended December 31, 2012 and 2011, and in the subsequent interim period through October 25, 2013, the date of dismissal of MaloneBailey, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2012 and 2011, and in the subsequent interim period through October 25, 2013, the date of dismissal of MaloneBailey, there were no reportable events as defined in Item 304(a)(l)(v) of Regulation S-K,

We have provided a copy of the above disclosures to MaloneBailey and requested MaloneBailey to provide it with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not MaloneBailey agrees with the above disclosures. A copy of MaloneBailey’s response letter is attached hereto as Exhibit 16.2.

Previously, on August 12, 2013, our board of directors dismissed Weinberg & Company, P.A. (“Weinberg”), as our independent registered public accountant. :

Weinberg’s report on the financial statements for the fiscal years ended June 30, 2012 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.

During the fiscal the year ended June 30, 2012, and for the period May 28, 2008 (inception) to June 30, 2012, and in the subsequent interim period through August 12, 2013, the date of dismissal of Weinberg, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended June 30, 2012 and 2011, and in the subsequent interim period through August 12, 2013, the date of dismissal of Weinberg, there were no reportable events as defined in Item 304(a)(l)(v) of Regulation S-K.

We have provided a copy of the above disclosures to Weinberg and requested Weinberg to provide it with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not Weinberg agrees with the above disclosures. A copy of Weinberg’s response letter is attached hereto as Exhibit 16.1.

(b) New Independent Registered Public Accounting Firm

On October 25, 2013, our board of directors approved the engagement of Hartley Moore Accountancy Corporation (“Hartley Moore”), as the Company’s new independent registered public accounting firm.

During the fiscal years ended December 31, 2012 and 2011, and the subsequent interim period prior to the engagement of Hartley Moore, the Company has not consulted Hartley Moore regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(l)(iv)) or a reportable event (as defined in Item 304(a)(l)(v)).

ITEM 9A.	CONTROLS AND PROCEDURES

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and I5d-I5(e) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of arc being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31,2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-I5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. for the year ended December 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective during the 2013 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel, other than our Principal Financial Officer, with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. As a result, we did not adequately test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal 2013 led to an error in the original accounting of the estimated fair market value of certain of our options and warrants in the statement of operations. We will therefore restate our consolidated financial statements and other financial information for the quarter ended September 30, 2013 to correct this isolated accounting issue.

Remediation of Material Weaknesses. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●	We have retained additional accounting personnel, and continue to enhance our internal finance and accounting organizational structure.

●	We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we now believe that these material weaknesses have been substantially resolved, we will continue our remediation efforts during fiscal 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are a “smaller reporting company.” Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Sec that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Daniel Bates	56	Chief Executive Officer and Chairperson of the Board	2012
Ryan Keating	40	Chief Financial Officer	n/a
Travis Campbell	38	Chief Operating Officer	n/a

The business address of our officers and directors is c/o WindStream Technologies, 819 Buckeye Street, North Vernon, Indiana 47265. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Each Director serves until our 2014 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Dan Bates, Chief Executive Officer and Chairman of the Board, age 55

Mr. Bates, age 55, combines over 20 years of experience in the technology sector. Since 2008, Mr. Bates has served as President and CEO of WindStream Technologies, Inc., an alternative energy company focused on developing renewable energy products for urban and rural settings. Prior to joining WindStream, Mr. Bates was President of Avant Interactive, an Internet video company providing interactive video technology to television networks, advertising agencies and video publishers, from 2001 to 2006.

The Board believes that Mr. Bates’ extensive senior management experience and entrepreneurship will be a significant factor in the Company’s growth as a leader in the renewable energy sector.

Travis Campbell, Chief Operating Officer, age 37

Mr. Campbell has over 15 years of work experience in the private and public sectors, and extensive executive management experience in municipal government, international operations, business development, and finance. Mr. Campbell began his professional career as Executive Director of the Jennings County Economic Development Commission where he developed and provided financial incentive packages to international companies as an effort to promote job growth, trade, and capital investment in the local community. His work in Economic Development served as the foundation for his growth into business development and international operations. While working for private companies such as Toyota Automatic Loom Works, LTD. and Ota Heavy Industries, LTD., he led operational teams and established global counterweight production in China, Japan, North America, and Europe. During his tenure at TAL/OTA, he was tasked with managing the U.S. sales market and generated the majority of the company’s revenue. In 2005, Mr. Campbell explored his interest as an entrepreneur and built a $30 million brokerage and logistics company. Mr. Campbell holds a Bachelor of Arts Degree in Political Science and Economics from Butler University.

Ryan Keating, Chief Financial Officer, age 40

Mr. Keating has over 15 years experience in the financial leadership, strategic planning and business management environment - almost exclusive focus in technology and medical device industries. Mr. Keating began his professional career as an investment advisor at Morgan, Lockwood & Sym in Boston, MA in 1994 and was a senior associate at PriceWaterhouseCoopers in San Francisco from 1997-1999. In 2000, he joined Salomon Smith Barney in San Francisco, CA as an analyst. Also in 2000, Mr. Keating founded the Keating Consulting Group, where he assists companies through strategic or expansionary financial and business endeavors as interim CFO, including financial/cash management and operational controls, business plan generation, strategic mergers and acquisition advisory, financial projections and scenario simulation, competitive environment analysis, investor presentations, company valuation, business development, and fund raising efforts. His consulting group also provides controller, accounting, bookkeeping and human resource consulting. Mr. Keating holds a Bachelor of Science Degree in Business Administration from the Boston University School of Management.

Identification of Certain Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2013, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except, messrs. Bates, Campbell and Keating filed their initial Forms 3 in March 2014.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2013, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. The Company has not adopted a written code of ethics.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors,” nor is our sole director considered to be independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.

Leadership Structure

Our chairman of the board of directors also serves as our chief operating officer. Our board of directors does not have a independent director. Our board of directors has determined that its leadership structure is appropriate and effective in light of the limited number of individuals in our management team and that we currently only have one director. Our board of directors believes having a single individual serve as both chairman and chief executive officer provides clear leadership, accountability and promotes strategic development and execution as our company executes our strategy. Our board of directors also believes that there is a high degree of transparency among the board of directors and company management.

Risk Management

Our board of directors oversees the risk management of our company and each of our subsidiaries. Our board of directors regularly reviews information provided by management in order for our board of directors to oversee the risk identification, risk management and risk mitigation strategies. Our board considers, as appropriate, risks among other factors in reviewing our strategy, business plan, budgets and major transactions.

Committees of Our Board of Directors

The Board of Directors has no nominating, or compensation committee, and does not have an “audit committee financial expert”. Our board of directors currently acts as our audit committee. There are no family relationships among members of management or the Board of Directors of the Company.

Director Nomination Process

In evaluating director nominees, our board of directors will consider, among others, the following factors:

Integrity

Independence

Diversity of viewpoints and backgrounds

Extent of experience

Length of service

Number of other board and committee memberships

Leadership qualities

Ability to exercise sound judgment

The Company is currently seeking additional members for its board of directors.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a compensation committee.

Employment Agreements

Section 5.02(e) is hereby incorporated by reference.

DIRECTOR COMPENSATION

Currently our directors serve without compensation.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2013 and 2012, to the Daniel Bates, our Chief Executive Officer, Ryan Keating, our Chief Financial Officer, and Travis Campbell, our Chief Operating Officer (the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(3) All Other Compensation ($)	Total ($)
Daniel Bates, Chief Executive Officer and Director	2013	123,706	-	-	147,500	-	-	-	271,206
	2012	123,076	-	-	-	-	-	-	123,076

Ryan Keating, Chief Financial Officer	2013	50,000	-	-	-	-	-	-	50,000
	2012	50,000	-	-	-	-	-	-	50,000

Travis Campbell, Chief Operating Officer	2013	62,115	-	-	25,000	-	-	-	87,115
	2012	62,115	-	-	-	-	-	-	62,115

David Worrall, Former Chief Executive Officer and Former Director	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

(1)	No bonus was paid to the Named Executive Officers in fiscal 2013, 2012 and 2011.

(2)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). The grant date fair value of each of the executives’ award is measured based on the closing price of our common stock on the date of grant.

These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC’s disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC’s disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year.

No Stock Awards have been issued to the Named Executive Officers.

Employment Contracts

We currently have no employment contracts with Named Executive Officers.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

	Number of Securities underlying Unexercised Options (#) Exercisable (1)	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Daniel Bates	2,950,000	-	0.05	July 28, 2013
Travis Campbell	822,600	-	0.07	January 8, 2022
				to July 28, 2013

(1)	The fair value of these options was estimated at the date of grant, January 9, 2012 using the Black-Scholes option-pricing model. See Footnote 11 for a listing of assumptions used in the valuation.

Equity Compensation Plan Information

The following table gives Information about out Common Stock that may be issued upon the exercise of options and rights as of December 31, 2013.

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Approved	-	-	-
Not Approved	19,216,640	0.24	19,216,640

	19,216,640	0.24	19,216,640

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended December 31, 2013:

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Options Awards ($/share)	Grant Date Fair Value of Stock and Option Awards	Closing Price on Grant Date ($/share)

Daniel Bates	July 28, 2013	250,000	0.25	11,928	N/A
Ryan Keating	July 28, 2013	200,000	0.25	9,543	N/A

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 31, 2014, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

Name and Address of Beneficial Owner(1)	Shares (2)	Shares Underlying Convertible Securities (2)	Total Percent of Class

Dan Bates, CEO	17,342,980	2,750,000	26%
Ryan Keating, CFO		1,103,280	1.5%
Travis Cambell, COO		1,596,840	2%
All executive officers and directors as a group	17,342,980	5,450,120	29.5%
Blue Sky Projects LLC	3,935,720	—	5%
John Owen	4,206,785	—	6%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is WindStream Technologies, Inc., 819 Buckeye Street, North Vernon, Indiana 47265.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are approximately 77 million shares of common stock issued and outstanding as of September 27, 2013.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Short Term Debt - Related Parties

The President and a board member of the Company has lent money to the Company under the terms of an unsecured note which is due on demand. During the year ended December 31, 2013, the Company president advanced the Company $62,000 to fund operations and the Company repaid $27,500 of the total amount that was advanced.

During the year ended December 31, 2012, the Company president advanced the Company $203,000 to fund operations and the Company repaid $50,000 of the total amount that was advanced.

During 2012, the Board member loaned the Company $100,000 to fund operations and the Company did not repay any of the $100,000 loaned. During 2013, the Board member resigned.

Related Party Transaction Policy

We do not have a related party transaction policy.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Hartley Moore, Accountancy Corp. is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2013. MaloneBailey was our Principal Independent Registered Public Acountants for the year ended December 31, 2012. The following table shows the fees that we paid or accrued for the audit and other services provided by Hartley Moore, Accountancy Corp. and MaloneBailey, for the fiscal years ended December 31, 2013 and 2012.

Fee Category	2013	2012
Audit Fees-MaloneBailey	$44,600	$--
Audit Fees-Hartley Moore	$3,500	$--
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms	F-2, F-3
(ii)	Consolidated Balance Sheets, December 31,2013 and 2012	F-4
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	F-5
(iv)	Consolidated Statement of Stockholders’ (Deficit) Equity for the years ended December 31, 2013, 2012 and 2011	F-6
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-7
(vi)	Notes to Consolidated Financial Statements	F-8

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Form of Rescission Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., a Wyoming corporation, Windaus Global Energy, Inc., a Canadian corporation (“OpCo”), and Maurice and Judy Dechamps, the sole shareholders of OpCo, who are represented by David Worrall (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
2.2	Form of Share Exchange Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., WindStream Technologies, Inc. and the shareholders of WindStream Technologies, Inc. (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
3.1	Certificate of Continuation (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K/A, filed on February 14, 2013).
3.2	Memorandum and Articles of Association (as filed as Exhibit 3 to the Company’s Registration Statement on Form F-1, file number 333-152294, filed on July 11, 2008).
3.3	Resolution amending Memorandum (as filed as Exhibit 3.2 to the Company’s Form 10-12G, filed on June 13, 2012).
3.4	Amended and Restated Articles of Incorporation of WindStream Technologies, Inc. (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
3.5	Amended and Restated Bylaws of WindStream Technologies, Inc. (as filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
4.1	Form of Convertible Promissory Note (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
4.2	Form of Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
10.1	Form of distribution agreement with HG Energy (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on November 1, 2013).
10.2	Form of distribution Agreement with Jamaica Public Service Company (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on November 1, 2013).

21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDSTREAM TECHNOLOGIES, INC.

Date: April 10, 2014	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Form of Rescission Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., a Wyoming corporation, Windaus Global Energy, Inc., a Canadian corporation (“OpCo”), and Maurice and Judy Dechamps, the sole shareholders of OpCo, who are represented by David Worrall (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
2.2	Form of Share Exchange Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., WindStream Technologies, Inc. and the shareholders of WindStream Technologies, Inc. (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
3.1	Certificate of Continuation (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K/A, filed on February 14, 2013).
3.2	Memorandum and Articles of Association (as filed as Exhibit 3 to the Company’s Registration Statement on Form F-1, file number 333-152294, filed on July 11, 2008).
3.3	Resolution amending Memorandum (as filed as Exhibit 3.2 to the Company’s Form 10-12G, filed on June 13, 2012).
3.4	Amended and Restated Articles of Incorporation of WindStream Technologies, Inc. (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
3.5	Amended and Restated Bylaws of WindStream Technologies, Inc. (as filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
4.1	Form of Convertible Promissory Note (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
4.2	Form of Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2013).
10.1	Form of distribution agreement with HG Energy (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on November 1, 2013).
10.2	Form of distribution Agreement with Jamaica Public Service Company (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on November 1, 2013).

21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Windstream Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Windstream Technologies, Inc. (fka Windaus Global Energy, Inc.). (the Company) as of Deccmber 31, 2013, and the related Consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged, to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windstream Technologies, Inc. (fka Windaus Global Energy, Inc.) as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013, recurring net losses, and a working capital deficit at December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Anaheim, California

April 9, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Windstream Technologies, Inc.

North Vernon, Indiana

We have audited the accompanying balance sheets of Windstream Technologies, Inc. (the “Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone−bailey.com
Houston, Texas

August 16, 2013

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$203,534	$4,022
Accounts receivable, net	401,549	24,933
Inventories	946,805	295,023
Prepaid expenses	187,341	77,717
Deferred financing costs	37,529	—
TOTAL CURRENT ASSETS	1,776,758	401,695

Property and equipment, net	352,430	487,942
OTHER ASSETS
Deposits	7,500	7,500
TOTAL ASSETS	$2,136,688	$897,137

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$742,482	$1,021,312
Accounts payable - related parties	—	41,705
Accrued liabilities	789,338	676,256
Short term Convertible Notes Payable, net of discount of $219,979 and $0, respectively	330,021	—
Short term debt - related parties	187,500	253,000
Short term debt - third parties	900,000	499,750
Current maturities of note payable	224,087	351,453
TOTAL CURRENT LIABILITIES	3,173,428	2,843,476
LONG TERM LIABILITY
Note payable, non-current	1,175,913	1,048,547
TOTAL LIABILITIES	4,349,341	3,892,023
STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 83,053 shares issued and outstanding, respectively	—	740,000
Seed 1 Convertible Preferred stock; $0 par value; 35,000 shares authorized; 0 and 35,000 shares issued and outstanding, respectively	—	35,000
Seed 2 Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 463,908 shares issued and outstanding, respectively	—	1,521,353
Preferred stock, no par value, unlimited shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; unlimited shares authorized; 83,461,899 and 24,646,646 shares issued and outstanding, respectively	83,462	24,647

Additional paid in capital	8,184,557	320,233
Accumulated deficit	(10,480,672)	(5,636,119)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,212,653)	(2,994,886)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,136,688	$897,137

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012
SALES	$895,561	$237,237

COST OF GOODS SOLD	1,491,166	428,374

GROSS (LOSS)	(595,605)	(191,137)

OPERATING EXPENSES:
Research and development	402,273	1,181,094
General and administrative expenses	3,307,972	1,525,535

TOTAL OPERATING EXPENSES	3,710,245	2,706,629

LOSS FROM OPERATIONS	(4,305,850)	(2,897,766)

OTHER INCOME (EXPENSE)
Grant, incentive and credits income	—	600,000
Other expense	(800)	5,915
Interest expense, net	(537,903)	(172,167)

TOTAL OTHER INCOME (EXPENSE)	(538,703)	433,748

NET LOSS	$(4,844,553)	(2,464,018)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.10)

Weighted Average Shares Outstanding - Basic and Diluted	71,716,392	24,646,640

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A Preferred Shares		Seed 1 Preferred Shares		Seed 2 Preferred Shares		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2011	-	$-	35,000	$35,000	463,908	$1,521,353	24,646,646	$24,647	$160,640	$(3,172,101)	(1,430,461)

Series A Preferred shares issued for cash	77,441	690,000	-	-	-	-	-	-	-	-	690,000

Series A Preferred shares issued for accrued expenses	5,612	50,000	-	-	-	-	-	-	-	-	50,000

Stock option expense	-	-	-	-	-	-	-	-	159,593	-	159,593

Not loss for the year	-	-	-	-	-	-	-	-	-	(2,464,018)	(2,464,018)

Balance - December 31, 2012	83,053	$740,000	35,000	$35,000	463,908	$1,521,353	24,646,646	$24,647	$320,233	$(5,636,119)	(2,994,886)

Reverse merger adjustment	(83,053)	(740,000)	(35,000)	(35,000)	(463,908)	(1,521,353)	15,019,253	15,019	2,281,334	-	-

Common stock issued in connection with reverse merger	-	-	-	-	-	-	24,000,000	24,000	(56,116)	-	(32,116)

Stock option and warrant expense	-	-	-	-	-	-	-	-	452,352	-	452,352

Common stock issued for services	-	-	-	-	-	-	4,360,000	4,360	1,500,894	-	1,505,254

Warrants issued to convertible debt holders	-	-	-	-	-	-	-	-	253,486	-	253,486

Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	274,649	-	274,649

Warrant issued for deferred financing costs	-	-	-	-	-	-	-	-	48,203	-	48,203

Offering costs	-	-	-	-	-	-	-	-	(109,042)	-	(109,042)

Common stock issued to stockholders	-	-	-	-	-	-	15,436,000	15,436	3,218,564	-	3,234,000

Not loss	-	-	-	-	-	-	-	-	-	(4,844,553)	(4,844,553)

Balance - December 31, 2013	-	$-	-	$-	-	$-	83,461,899	$83,462	$8,184,557	$(10,480,672)	$(2,212,653)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	Dec. 30, 2013	Dec. 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,844,553)	$(2,464,018)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,130	157,808
Stock option and warrant expense	452,352	159,593
Stock based compensation	1,505,254	—
Amortization of deferred financing costs	52,608	—
Amortization of debt discount	308,156	—

Changes in operating Assets and Liabilities:
Accounts receivables	(376,616)	(17,833)
Inventory	(651,782)	(37,217)
Prepaid expenses	(109,624)	(295,023)
Accounts payable	(278,830)	501,128
Accounts payable related parties	(41,705)	41,705
Accrued liabilities	113,082	586,076
NET CASH USED IN OPERATING ACTIVITIES	(3,729,528)	(1,367,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(6,618)	(27,055)
REVERSE MERGER CASH	(32,116)	—

NET CASH USED BY INVESTING ACTIVITIES	(38,734)	(27,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	(41,934)	—
Borrowings on line of credit, net	500,000	—
Proceeds from short term debt	—	769,750
Principal payments on short term debt	(199,750)	(520,000)
Proceeds from short term debt - related parties	62,000	303,000
Payments on short term debt - related parties	(27,500)	(50,000)
Proceeds from issuance of convertible debt	550,000	—
Proceeds from issuance of Series A preferred stock	—	690,000
Proceeds from issuance of Common Stock, net of offering costs of approximately $109,000	3,124,958	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,967,774	1,192,750

NET INCREASE (DECREASE) IN CASH	199,512	(202,086)

CASH, Beginning of Period	4,022	206,108

CASH, End of Period	$203,534	$4,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$443,946	$68,357
Income taxes	800	800

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on warrants issued with debt	528,135	—
Warrants Issued for deferred financing costs	48,203	—
Fixed assets purchased on credit	—	58,941
Series A Preferred shares issued to settle accrued expenses	—	50,000
Transfer of short term debt - related party to short term debt third parties	100,000	—

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

The Company is engaged in the development and commercialization of wind driven electrical generation. The Company’s facilities in North Vernon, Indiana. The accompanying consolidated financial statements of Windstream Technologies Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and expressed in U.S. dollars. The Company’s fiscal year end is December 31.

On March 24, 2014, Windaus Global Energy, Inc. filed an Articles of Amendment with the Secretary of State of the State of Wyoming effecting a name change of Windaus Global Energy, Inc. to WindStream Technologies, Inc. (the “name Change”). Windaus Global Energy, Inc. has notified the Financial Industry Regulatory Authority (“FINRA”) of the Name Change and a new trading symbol, “WSTI” was assigned effective March 27, 2014. The new CUSIP number for the Company’s common stock is 97382J102.

On October 26, 2013, the Company formed a 99.9% owned subsidiary company, in india, Windstream Energy Technologies India Private Limited, to perform various commercial activities including reselling, manufacturing, repairing, importing, exporting various types renewable energy sources including turbines, windmills, solar-wind hybrids and other devices. A Board of Directors was established consisting of the Chief Executive Officer of the Company and an Indian national.

On December 11, 2013, this subsidiary company held a board of directors meeting to approve opening a bank account. No other corporate or commercial activities had taken place at December 31, 2013.

In December 2013, the Company filed documents to incorporate a 100% owned subsidiary in Peru, Windstream Technologies Latin America S.A (“the Peru subsidiary”). The Peru subsidiary has appointed a temporary board of directors as required by local regulation, but the Peru subsidiary has had no operations, has entered into no contracts, opened no bank accounts and has not begun any business activity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Consolidations

The consolidated financial statements include the accounts of Windstream Technologies, Inc., Windstream Energy Technologies Pvt Ltd. and Windstream Technologles Latin America S. A. All material intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. The more significant estimates and assumptions made by management included the allowance for doubtful accounts, depreciation of property and equipment, recoverability of long-lived assets, warrant fair market values and fair market value of equity instruments issued for goods and services and deferred tax asset valuations. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company believes its allowance for doubtful accounts as of December 31, 2013 and 2012 are adequate, but actual write-offs could exceed the recorded allowance. There have been no write-offs during the various periods being reported on.

Export Import Bank Credit Insurance

The Company sells its products outside the United States under the terms of a short term multi-buyer export credit insurance policy with the Export Import Bank (“Ex Im Bank”) of the United States, an agency of the United States Government. Under the terms of the policy, the Ex Im Bank agrees to pay the Company up to 95% of the outstanding invoice amounts, on qualified sales, due after ninety days or depending on the specific terms with each customer. The limit of the policy is $4,000,000 at December 31, 2013 and includes shipments through June 1, 2014.

Inventories

Inventories are primarily raw materials. Inventories are valued at the lower of, cost as determined on a first-in-first-out (FIFO) basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. To date, there have been no write-down to inventories due to lower of cost or market. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Property and Equipment

Property and equipment consists of manufacturing equipment, factory equipment, furniture and fixtures, leasehold improvements and tooling costs. These assets are recorded at cost and are being amortized on the straight-line basis over estimated lives of two to seven years. Leasehold improvements are being amortized over their useful life or the term of the related lease, whichever is shorter. Repair and maintenance expenditures, which do not result in improvements, are charged to expense as incurred.

Long –Lived Assets

The Company’s long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of FASB ASC Topic, 360, Property, Plant and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2013, the Company had not experienced impairment losses on its long--lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Deferred Revenues

The Company typically receives advance payments on certain individual sales. These advance payments are recorded as deferred revenue, under accrued liabilities, on the accompanying consolidated balance sheets and reclassified as revenue in the statement of operations only after the product has been delivered and the revenue has been earned. Deferred revenues as of December 31, 2013, is expected to be recognized as revenues in the first two fiscal quarters of 2014.

Revenue Recognition

Sales revenue consists of amounts earned from customers through the sale of its primary products, the TurboMill and the SolarMill, power generation devices, which use alternative energy sources, primarily wind, to generate electricity. The Company also provides accessory products in support of these devices in the form of mounting equipment, data collection/monitoring equipment, batteries, inverters and various wiring solutions and accessories.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Sales revenue is recognized when persuasive evidence of an arrangement exists, title to and risk of loss for the product has passed, which is generally when the products are shipped to its customers and collection is reasonably assured.

Grant income stems from the company’s participation in local and state manufacturing incentive programs. Grant income, employee tax credits from the State of Indiana and incentive income are all recorded when received. There was grant, employee tax credits and incentive income payments received in the amount of zero and $600,000 for the years ended December 31, 2013 and 2012, respectively.

Sales Returns

The Company allows customers to return defective products when they meet certain established criteria as outlined in the Company’s sales terms and conditions. It is the Company’s practice to regularly review and revise, when deemed necessary, the estimates of sales return, which are based primarily on historical rates. The Company records estimated sales returns as reductions in sales and accounts receivable. Returned products, which are recorded as inventory, are valued based upon the amount the Company expects to realize upon any subsequent disposition. As of December 31, 2013 and 2012, there was no reserve for sales returns, which has been deminimus based upon our historical experience.

Warranty Policy

For the Company’s products it sells, the Company warrants to the original purchaser only that the products will be free from defects in workmanship and material for five years after the shipment date with exclusions for improper installation, ordinary wear and tear, improper maintenance or accident or damage. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based on, in part, historical experience. For the year ended December 31, 2013, the Company accrued an expense of $63,000 for a potential warranty claim that is under review. The Company had no accrued warranty expense at December 31, 2012.

Cost of goods sold

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

Shipping and Handling Costs

Shipping and handling costs for all sales transactions are billed to the customer and are included in cost of goods sold for all periods presented.

Income Taxes

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2013 and 2012.

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

General and Administrative Expenses

General and administrative expenses consist of business development, commissions, insurance costs, marketing, salary and benefit expenses, rent, professional fees, travel and entertainment expenses and other general and administrative over head costs. Expenses are recognized when incurred.

Research and Development

Costs incurred in developing the ability to create and manufacture products for sale are included in research and development in the Company’s consolidated statement of operations. Once a product is commercially feasible and starts to sell to third party customers, the classification of such costs as development costs stops and such costs are recorded as costs of production, which is included in cost of goods sold. Research and development costs are expensed when incurred.

For the years ended December 31, 2013 and 2012, research and development expenses were approximately $402,000 and $1,181,000, respectively.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options and warrants were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended December 31, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit of $250,000.

The Company sells primarily to companies and governmental entities across the globe. Receivables arising from those sales domestically are not collateralized; however credit risk is minimized by continuing to diversity the customer base. International sales typically take place under the auspices of the Export Import Bank, a U.S. government entity, and are guaranteed by that entity. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of the specific customers, historical trends and other information.

As of December 31, 2013, four customers represented 94% of outstanding accounts receivable balances. As of December 31, 2012, two customers made up 86% of the outstanding accounts receivable balance. For the years ended December 31, 2013 and 2012, respectively, three customers represented approximately 69% and 73% of revenue, respectively.

For the years ended December 31, 2013 and 2012, two vendors represented approximately 43% and 21% of total cost of goods sold.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

An officer of the Company is also a relative of the mayor of North Vernon, which has a loan with the Company as described in Note 12. The terms of the loan are at fair market. The officer is an at will employee and his continued employment is based solely on performance. All compensation is based on market value comparisons and is not impacted at all by the related party officer’s relationship to the mayor of the lender.

All relationships have been disclosed to all parties and all transactions have been entered into on an unrelated, third party basis.

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate the fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the fair value of cash, accounts receivable, inventory, accounts payable, accrued expenses, notes payable, deferred revenues and short term debt approximate carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements.

●	Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

●	Level 3 – Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to- market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company had no derivative instruments at December 31, 2013 or 2012.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is sufficiently large disincentive for non-performance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during the financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

In May 2013, the Company issued 4.36 million shares of common stock for consulting services. The shares were valued at $.345 per share with a par value of .001 per share. The shares were not forfeitable and vested immediately. A total of approximately $1,505,000 in stock based compensation was recognized on the share issuances and recorded under general and administrative expenses in the accompanying consolidated financial statements as of December 31, 2013.

Segment Information

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note 20.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had an accumulated deficit of approximately $10,481,000 and $5,636,000 at December 31, 2013 and 2012, respectively, had a net loss of approximately $4,845,000 and $2,464,000 for the years ended December 31, 2013 and 2012, respectively, and working capital deficit of approximately $1,396,000 and $2,442,000, at December 31, 2013 and 2012, respectively. These matters among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to increase operations and generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. The Company will continue to pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. There is no assurance that these efforts will be successful. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise the additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plans and generate additional revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 4 – REVERSE MERGER

Effective May 22, 2013, Windaus Global Energy, Inc. entered into a Share Exchange Agreement with WindStream Technologies, Inc., pursuant to which, the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream Shareholders for shares of common stock of the Company on a 1:25.808 basis. At the Closing, there were approximately 955,000 shares of WindStream common stock and 581,961 shares of WindStream preferred stock outstanding. Pursuant to the Share Exchange Agreement, the shares of WindStream common stock and preferred stock were exchanged for 39,665,899 (24,646,646 for the Windstream common shares and 15,019,253 for the Windstream preferred shares) new shares of the Company’s common stock, par value of $0.001 per share. At the closing of the agreement, Windaus Global Energy, Inc. had approximately 24,000,000 shares of common stock issued outstanding and no preferred stock. The Company has retroactively restated the common shares outstanding and weighted average shares outstanding for prior years pursuant to the reverse merger share exchange ratio of 1:25.808.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	December 31,
	2013	2012
Accounts Receivable – EXIM insured	$379,195	$-
Accounts Receivable – not insured	22,354	24,933
	$401,459	$24,933

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Under the terms of a revolving line of credit agreement with the Export Import Bank as discussed in Note 10, 95% of customer’s outstanding balances under the terms of the Export Import Bank are guaranteed by the Export Import Bank, an agency of the United States government.

NOTE 6 – INVENTORIES

Inventories consist of raw materials, work in process and finished goods. Inventory, consisting mostly of raw materials (which principally consist of components) are stated at the lower of cost or market on the first-in, first-out basis, or market. Inventories are classified as current assets.

Inventories consisted of the following as of:

	December 31,
	2013	2012
Raw Materials	$517,842	$234,202
Work in process	150,503	46,070
Finished goods	278,460	14,751
	$946,805	$295,023

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of:

	December 31, 2013	December 31, 2012

Prepaid inventory	$187,341	$77,717

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2013	December 31, 2012

Equipment	$128,345	$125,039
Factory equipment	15,800	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	473,893	476,936

Total	690,508	690,245

Less accumulated depreciation	(338,078)	(202,303)
Net property, plant and equipment	$352,430	$487,942

Depreciation expense for the periods ended as follows amounted to:

	Year ended December 31, 2013	Year ended December 31, 2012
Depreciation Expense	$142,130	157,808

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 9 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	December 31, 2013	December 31, 2012

Accrued interest	$162,214	$140,747
Accrued liabilities	411,154	371,983
Deferred rent	-	61,098
Deferred revenues	25,907	102,428
Accrued payroll	66,313	-
Accrued warranty	63,000	-
Deposit for future fundings	50,000	-
Accrued property taxes	10,750	-

Total	$789,338	$676,256

NOTE 10 – SHORT TERM DEBT

On February 25, 2013, the Company entered into a working capital revolving line of credit with a bank, with a credit limit of $500,000, for use in financing overseas sales of the Company’s products. The Company’s draws under the line are transaction specific and are guaranteed by the Export Import Bank, a U.S. government entity. Draw downs on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The line accrues interest at a fixed rate of 6.6%, expired in February 2014 and was extended to April 26, 2014 at substantially similar terms, except the credit limit was increased to $950,000.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

For the year ended December 31, 2013, there were total draws on the line of credit of $785,712 and repayments of $285,712. The outstanding balance as of December 31, 2013 was $500,000 which has been included in the short term debt – third parties on the balance sheet. The loan was not in place at any time during the year ended December 31, 2012.

During the year ended December 31, 2013, one of the Company’s board members resigned, therefore $100,000 of short term debt - related parties in the prior year that was owed to him was reclassified to short term debt – third parties in the current year.

During 2013 and 2012, the Company has entered into other various notes to individuals at interest rates ranging from 5% to 18% and are due on demand. During the year ended December 31, 2013, the Company repaid $199,750 of on these various notes. During the year ended December 31, 2012, the Company borrowed $769,750 and repaid $520,000 under these various notes. At December 31, 2013, these notes aggregated $400,000, which includes the $100,000 reclassified from short term debt – related parties as described above, and are included in the short term debt – third parties on the balance sheet along with the $500,000 line of credit above for a total of $900,000. At December 31, 2012, the outstanding principal balance was $499,750.

Interest expense for the short term debt was approximately $62,000 and $61,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The fair value of the warrants granted in connection with the convertible debt were estimated to be $0.34 at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

2013
Year Options were granted
Market value of stock on grant date	$0.345
Risk-free interest rate	0.52%
Dividend Yield	0%
Volatility Factor	300%
Weighted average expected life	3 years
Expected forfeiture rate	0%

The total debt discount recorded on the date of issuance was $528,058 (warrant relative fair value of approximately $253,000 and the beneficial conversion feature was approximately $275,000, which are being amortized to interest expense over the term of the note) and the unamortized debt discount balance at December 31, 2013 was approximately $220,000. As of December 31, 2013, approximately $308,000 has been charged to interest expense since the inception of the note.

At December 31, 2013, the unamortized debt discount balance of approximately $220,000 is being netted against the total convertible promissory notes principal amount of $550,000 for presentation on the balance sheet.

Interest expense incurred and accrued on the convertible notes payable was approximately $25,000 for the year ended December 31, 2013.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In connection with one of the five debt issuances, the company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be approximately $48,000. Based on the Black Scholes option pricing model using the same assumption as those used for the warrants above, except the exercise prices was $0.05 per share. The combined value of the warrants and cash amounted to approximately $90,000, which was capitalized as a deferred financing cost and is being amortized to interest expense over the life of the notes.

As of December 31, 2013, the deferred financing costs had an unamortized balance of approximately $38,000. Amortization of deferred financing costs, which has been included interest expense, for the year ended December 31, 2013, was approximately $52,000.

NOTE 12 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of December 31, 2013 and 2012, the note had an outstanding balance of $1,400,000 and $1,400,000, respectively.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan. During the year ended December 31, 2013, the Company made $125,000 in payments to the City of North Vernon for accrued interest and no payments during the year ended December 31, 2012 of either principal or accrued interest.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Principal and interest payments are expected to be paid in each fiscal year follows:

	Principal	Interest	Total
2014	$224,087	$137,415	$361,502
2015	107,838	126,464	234,302
2016	1,068,075	114,276	1,182,351
	$1,400,000	$378,155	$1,778,155

Interest expense incurred and accrued on the note payable was approximately $95,000 and $94,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Expenses Paid by President

From time to time, the President of the Company will pay for expenses on behalf of the Company, which are recorded as expenses in the accompanying consolidated statement of operations and as a liability to the President of the Company under accounts payable - related parties in the accompanying consolidated balance sheet.

As of December 31, 2013 and 2012, the Company owed $0 and $41,705 to the Company president for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured and due on demand.

During the years ended December 31, 2013 and 2012, the Company president advanced $0 and $43,337 respectively, to the Company to fund operations and the Company repaid $41,705 and $1,587, respectively, of the total amount advanced during the years ended December 31, 2013 and 2012, respectively.

Short Term Debt - Related Parties

The President and a board member of the Company has lent money to the Company under the terms of an unsecured note which is due on demand. During the year ended December 31, 2013, the Company president advanced the Company $62,000 to fund operations and the Company repaid $27,500 of the total amount that was advanced.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

During the year ended December 31, 2012, the Company president advanced the Company $203,000 to fund operations and the Company repaid $50,000 of the total amount that was advanced. The outstanding balance as of December 31, 2013 and 2012 was $187,500 and $253,000, respectively, (which included the $100,000 reclassified from short term debt – related parties in 2013 when the board member resigned).

During 2012, a certain Board member loaned the Company $100,000 to fund operations and the Company did not repay any of the $100,000 loaned.

During 2013, the Board member resigned, as a result the Company reclassed the $100,000 loan from short term - debt related parties to short term debt - third parties.

Chief Operating Officer

The Company’s Chief Operating Officer is a relative of the mayor of North Vernon, which loaned the Company $1,400,000 as described in Note 12. The terms of the loan are at fair market. The related party officer is an at will employee and his continued employment is based solely on performance. All compensation is based on market value comparisons and is not impacted at all by the related party officer’s relationship to the mayor of the lender.

During 2013, the Company advanced $65,000 to the Chief Operating Officer, of which $22,369 represented back wages that had not been paid. The remaining balance, $42,631, was not repaid as of December 31, 2013. This transaction violated Section 402 (A) of the Sarbanes-Oxley Act of 2002, amended in the Securities Exchange Act of 1934. As a result, the Company and the Chief Operating Officer agreed that the remaining amount was not an advance, was not going to be repaid and would treated as compensation expense for 2013 and has been included in general and administrative expenses in the accompanying consolidated statement of operations as of December 31, 2013.

All relationships have been disclosed to all parties and all transactions have been entered into on an unrelated, third party basis.

NOTE 14 - COMMON STOCK

Common and Preferred Stock

As described in Note 4, the Company entered into a Share Exchange Agreement with WindStream Technologies, Inc., pursuant to which, the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream Shareholders for shares of common stock of the Company on a 1:25.808 basis.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

During the year ended December 31, 2013, the Company entered into subscription agreements with various accredited investors.

On July 3, 2013, the Company entered into a subscription agreement with an accredited investor for the issuance of 5,000,000 shares of common stock at $.05 per share, with an aggregate purchase price of $250,000.

From July 4, 2013 through December 31, 2013, the Company entered in subscription agreements with approximately thirty three accredited investors for the issuance of 10,436,000 shares of common stock at prices ranging from $.25 to $.40 per share together with warrants to purchase 6,266,000 shares of common stock at $.50 per share for an aggregate purchase price of $2,984,000 (net of offering costs of approximately $109,000). The warrants vest immediately and have a term of three years.

During the year ended December 31, 2012, the Company issued 77,441 shares of Series A Preferred stock for cash at $8.91 per share for total gross proceeds of $690,000. An additional 5,612 shares of Series A Preferred stock were issued to a vendor to settle $50,000 in outstanding trade payables.

NOTE 15 – STOCK OPTIONS

In fiscal 2010, the Company issued 4,451,880 options to purchase common stock to various employees for services rendered. These options were granted with an exercise price ranging from $0.025 to $0.035 per share, have a contract term of ten years and are vested for a period of five years or immediately. The options have a fair value of $565,770 which was calculated using the Black-Sholes option pricing model. As described in Note 4 regarding the reverse merger, the exchange of common stock was at 1:25.808 basis. Therefore the number of post reverse merger common stock shares for these options was 4,451,880 at an exercise price of $0.032.

In fiscal 2012, the Company issued 838,760 options to purchase common stock to various employees and consultants for services rendered. These options were granted with an exercise price of $0.035 per share, have a contract term of ten years and are vested for a period of five years. The options have a fair value of $289,572 which was calculated using the Black-Scholes option pricing model. As described in Note 4 regarding the reverse merger, the exchange of common stock was at 1:25.808 basis. Therefore the number of post reverse merger common stock shares for these options was 838,760 at an exercise price of $0.035.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In fiscal 2013, the Company issued 4,820,000 options to purchase common stock to various employees for services rendered. These options were granted with an exercise price of $.05, have a contract term of three years and were vested immediately. The options have a fair value of $238,761 which was calculated using the Black-Scholes option pricing model.

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	4,451,880	0.03	8.75	—

Granted	838,760	0.03	10.00	—

Outstanding at December 31, 2012	5,290,640	0.03	7.95	—

Granted	4,820,000	0.05	3.00	—

Outstanding at December 31, 2013	10,110,640	0.08	2.75	—

The Company recognized stock compensation expense as follows:

Year ended December 31, 2013	Year ended December 31, 2012
$398,352	$159,593

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at December 31, 2013, will be  approximately $340,000.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2013	2012	2010
Year Options were granted
Market value of stock on grant date	$.05 -.25	$0.13 - 0.345	$0.13
Risk-free interest rate	.61%	1.39%	1.54 to 3.14%
Dividend Yield	0%	0%	0%
Volatility Factor	300%	300%	300%
Weighted average expected life	3 years	7.5 years	5 to 7.5 years
Expected forfeiture rate	0%	0%	0%

The options vested as of December 31, 2013 were 6,684,292 and the total options expected to vest, as of December 31, 2013, is 10,110,640.

NOTE 16 – WARRANTS

On July 23, 2013, the Company issued warrants to various investors in the company’s stock to replace warrants previously issued to these investors 2012. These warrants allowed investors to purchase 1,100,000 shares of the common stock at .25 per share. The warrants vest immediately and have a term of three years. Because the original warrants issued in 2012 had zero value unless a financing transaction was completed, which it was not completed in time, the replacement warrants issued for the original warrants did not have such a restriction and therefore, the new warrants have a fair value of $54,000, which was calculated using the Black-Scholes option pricing model. The $54,000 has been recorded as compensation expense during the year ended December 31, 2013 and has been included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013.

On June 1, 2013, the Company issued 1,740,000 warrants in connection with the convertible debt discussed in footnote 11.

From July 30, 2013 to November 15, 2013, the Company issued warrants to various investors in the Company’s stock as more fully described in footnote 14. These warrants allowed the investors to purchase 6,266,000 shares of common stock at $.50 per share. The warrants vest immediately and have a term of three years.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the warrants using a Black Scholes option pricing model and available information that management deems most relevant. The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1 and 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the Warrants can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the Warrants; and the fair market value is value of the warrants based on the Black Scholes model on the valuation date.

The following table provides the valuation inputs used to value the warrants issued in 2013:

Attributes
Stock Price Range	$0.05 to 0.50
Risk Free Interest Rate	.61%
Volatility	300%
Exercise Price	$.50
Dividend Yield	0%
Contractual Life (Years)	3.0
Fair Market Value, approximately	$355,000

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The following represents a summary of the Warrants outstanding at December 31, 2013 and changes during the year then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-
Granted	9,106,000	.42
Exercised	-	-
Expired/Forfeited/Cancelled	-	-
Outstanding, end of year	9,106,000	$.42
Exercisable at the end of the year	9,106,000	$.42

NOTE 17 - EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares are dilutive.

As the Company has net losses, the Company had no potential dilutive securities for the years ended December 31, 2013 and 2012 as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive earnings (loss) per share.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The following table sets for the computation of basic and diluted net income (loss) per share:

	Year ended December 31, 2013	Year ended December 31, 2012

Net loss attributable to common stockholders	$(4,844,553)	$(2,464,018)

Basic weighted average outstanding shares of common stock	71,716,392	24,646,640

Dilutive effect of common stock equivalents

Dilutive weighted average common stock equivalents	71,716,392	24,646,640

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.07)	$(.10)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal

The Company is currently engaged in two cases which do not have a material effect on the Company’s operations. The first is a case between Wind Stream and a prior vendor that, at one time, supplied components for the Company’s products. As a result of this vendors disruption in the Company’s supply chain the Company has sought out and secured other, more reliable sources for the needed raw materials and has not seen a disruption in its final product output. The second case is a Trademark infringement issue that relates to the Company name, WindStream Technologies and prior use. Both of these cases are being, litigated by the Company’s attorneys and expect to be concluded shortly. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Leases

The Company leased various facilities under a non-cancelable operating lease which expired on September 30, 2013. The current minimum monthly rental payment is $4,750 plus various expenses incidental to use of the property. The Company has an option to extend the lease for one twelve month period at slightly higher monthly rent. The Company is currently in discussions with the landlord regarding a potential extension or amendment to the existing lease, but nothing has been drafted or formalized at this point in time.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company also leased a research facility in New Albany, Indiana under a sixty-five month lease that was to expire on March 30, 2015. The Company evaluated the lease under FASB ASC 840-20 “Operating Leases” and notes that the lease qualifies as an escalating lease. Therefore, rent expense was calculated on a straight-line basis, and was determined to be $3,124 per month.

In May 2013, the landlord terminated the lease and the company moved out of the related space. All past and future rent unpaid obligations under the lease were forgiven. The Company’s deferred rent liability for the nine month period ended December 31, 2013 and 2012 was $0 and $61,098, respectively.

Rent expense was $45,229 and $104,614 for the years ended December 31, 2013 and 2012, respectively.

NOTE 19 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the three months ended December 31, 2013 and 2012 and the years ended December 31, 2013 and 2012, the Company incurred net losses, and, therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $8,694,000 and $4,254,000, respectively as of December 31, 2013 and 2012, and will expire in years 2020 through 2033.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Deferred tax assets consisted of the following as of:

	December 31, 2013	December 31, 2012

Net operating loss carry forwards	$3,651,550	$1,786,571
Valuation allowance	(3,651,550)	(1,786,571)
	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The reconciliation of the results of applying the Company’s effective statutory federal tax rate of 35% for the years ended December 31, 2013 and 2012 to the Company’s provision for income taxes follows:

	December 31, 2013	December 31, 2012
Federal income tax rate	34%	34%
State income tax	8%	8%
Charge for deferred tax asset	(42)%	(42)%
	-%	-%

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company’s income tax filings are subject to audit by various taxing authorities. For federal tax purposes, the Company’s 2009 through 2012 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2009 through 20012 tax years remain open for examination by the tax authorities under a four year statute of limitations.

NOTE 20 – SEGMENT INFORMATION

The Company’s operations are classified into the sales of products within the United States and outside the United States. We determined our operating segments in accordance with FASB Topic 280, Segment Reporting.

Results of the operating segments are as follows:

December 31, 2013:

	Domestic	International	Total

Sales	$34,746	$860,815	$895,561
Cost of goods sold	57,854	1,433,312	1,491,166
Gross profit	$(23,108)	$(572,497)	$(595,605)

Accounts receivable	$22,354	$379,195	$401,549

December 31, 2012:

	Domestic	International	Total

Sales	$46,440	$190,797	$237,237
Cost of goods sold	83,856	344,518	428,374
Gross profit	$(37,416)	$(153,721)	$(191,137)

Accounts receivable	$24,134	$799	$24,933

