Form 10-Q/A
period 2013-09-30
Windstream Technologies, Inc.
filed 2014-04-30
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2013, management of the Company conducted analysis of the Company’s equity transactions to determine if all of the transactions were recognized. As a result of the analysis, the Company determined that certain equity transactions were not recognized as of and for the period ended September 30, 2013.

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Windaus Global Energy, Inc. (the “Company”) for the quarter ended September 30, 2013, as originally filed with the Securities and Exchange Commission (“SEC”) on November 18, 2013. We refer to the quarterly report on Form 10-Q as filed on November 18, 2013 as the “Original Filing.” This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the period ended September 30, 2013.

As more fully described in Note 12 to the consolidated financial statements, in connection with the preliminary preparation of our audited financial statements for the fiscal year ended December 31, 2013, we determined that certain previously issued financial statements contained an error as to the recognition of certain equity transactions. We have evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of those errors, individually and in the aggregate, on prior period financial statements was material. On April 4, 2014, after discussions with our independent public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors met and concluded that we should restate our unaudited interim financial statements for the period ended September 30, 2013 to correct the previously identified errors. Based on that determination, this Form 10-Q/A presents revised financial information that reflects the impact of the correction of these errors on our prior period financial statements.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 and Item 4 of Part I as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

No other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after the November 18, 2013, the filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

As a result of the restatement, the changes have been made to the original condensed consolidated financial statements included in this amended Form 10Q as of September 30, 2013. The effect is due to the recognition of the issuance of the warrants and options on the date of grant.

3

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$641,540	$4,022
Accounts receivable	109,780	24,933
Inventories	770,275	295,023
Prepaid expenses	60,748	77,717
Deferred financing costs	60,138	—
TOTAL CURRENT ASSETS	1,642,481	401,695
Property and equipment, net of accumulated depreciation of $325,592 and $202,303, Respectively	371,271	487,942
OTHER ASSETS
Deposits	7,500	7,500
TOTAL ASSETS	$2,021,252	$897,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$819,429	$1,021,312
Accounts payable - related parties	—	41,705
Accrued liabilities	716,950	512,730
Deferred rent	—	61,098
Deferred revenues	9,841	102,428
Short Term Convertible Notes Payable, net of discount of $359,774 and $0, respectively	190,226	—
Short term debt - related parties	187,500	253,000
Short term debt - third parties	1,079,750	499,750
Current maturities of note payable	96,887	351,453
TOTAL CURRENT LIABILITIES	3,100,583	2,843,476
LONG TERM LIABILITY
Note payable, non-current	1,228,113	1,048,547
TOTAL LIABILITIES	4,328,696	3,892,023
STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 83,053 shares issued and outstanding, respectively	—	740,000
Seed 1 Convertible Preferred stock; $0 par value; 35,000 shares authorized; 0 and 35,000 shares issued and outstanding, respectively	—	35,000
Seed 2 Convertible Preferred stock; $0 par value; 500,000 shares authorized; 0 and 463,908 shares issued and outstanding, respectively	—	1,521,353
Preferred stock, no par value, unlimited shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; unlimited shares authorized; 78,501,899 and 24,646,646 shares issued and outstanding, respectively	78,479	24,647

Additional paid in capital	6,665,617	320,233
Accumulated deficit	(9,051,540)	(5,636,119)
TOTAL STOCKHOLDERS’ DEFICIT	(2,307,444)	(2,994,886)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,021,252	$897,137

The accompanying notes are an integral part of these condensed unaudited financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(As Restated)		(As Restated)
SALES	$47,857	$125,660	$603,480	$372,918

COST OF GOODS SOLD	57,896	146,322	488,207	457,683

GROSS (LOSS) PROFIT	(10,039)	(20,662)	115,273	(84,765)

OPERATING EXPENSES:
Research and development	314,071	263,524	491,446	1,421,469
General and administrative expenses	681,996	274,716	2,735,359	983,471

TOTAL OPERATING EXPENSES	996,067	538,240	3,226,805	2,404,940

LOSS FROM OPERATIONS	(1,006,106)	(558,902)	(3,111,532)	(2,489,705)

OTHER INCOME (EXPENSE)
Grant income	—	7,917	—	607,918
Other expense	—	—	(800)	(800)
Interest expense, net	(172,098)	(56,036)	(303,089)	(135,498)

TOTAL OTHER INCOME (EXPENSE)	(172,098)	(48,119)	(303,889)	471,620

NET LOSS	$(1,178,204)	$(607,021)	$(3,415,421)	(2,018,085)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.07)	(0.08)

Weighted Average Shares Outstanding - Basic and Diluted	75,583,933	24,646,646	48,009,364	24,646,646

The accompanying notes are an integral part of these condensed unaudited financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2013	Sept. 30, 2012
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,415,421)	$(2,018,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,289	116,855
Stock option expense	358,454	119,693
Stock based compensation	1,558,200	—
Amortization of deferred financing costs	30,000	—
Amortization of debt discount	168,284	—

Changes in operating Assets and Liabilities:
Accounts receivables	(84,847)	(142,193)
Inventory	(475,252)	—
Prepaid expenses	16,969	—
Accounts payable	(201,883)	416,003
Accounts payable related parties	(41,705)	133,426
Accrued liabilities	204,220	119,781
Deferred rent	(61,098)	4,535
Deferred revenue	(92,587)	—

NET CASH USED IN OPERATING ACTIVITIES	(1,913,377)	(1,249,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(6,618)	(56,122)

NET CASH USED BY INVESTING ACTIVITIES	(6,618)	(56,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	(42,000)	—
Borrowings on line of credit, net	785,712	—
Repayments on line of credit, net	(285,712)	—
Proceeds from short term debt	—	230,000
Payments on short term debt	(20,000)	—
Principal payments on short term debt	—	—
Proceeds from short term debt - related parties	62,000	210,000
Payments on short term debt - related parties	(27,500)	—
Proceeds from issuance of convertible debt	550,000	—
Principal payments on long term debt	(75,000)	—
Proceeds from issuance of Series A preferred stock	—	660,000
Net proceeds from issuance of Common Stock and Warrants	1,610,013	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,557,513	1,100,000

NET INCREASE (DECREASE) IN CASH	637,518	(206,108)

CASH, Beginning of Period	4,022	206,108

CASH, End of Period	$641,540	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$213,817	$62,174
Income taxes	800	800

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on warrants issued with debt	528,058	—
Warrants Issued for deferred financing costs	48,138	—
Fixed assets purchased on credit	—	39,571
Reclassification of short term debt - related party debt	100,000

The accompanying notes are an integral part of these condensed unaudited financial statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

Basis of Presentation and Fiscal Year

The accompanying unaudited interim financial statements of Windstream Technologies, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K originally filed with the SEC on May 22, 2013 and subsequently amended on August 16, 2013, October 2, 2013 and November 1, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 8-K have been omitted.

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

NOTE 7 – STOCK OPTIONS (AS RESTATED)

On or about July 22, 2013, the Company issued a total of 1,100,000 warrants. The Company determined the fair value of the warrants as of the date of issuance was approximately $54,000 using the Black Scholes option value pricing model.

On or about July 29, 2013, the Company issued a total of 4,820,000 options. The Company determined the fair value of the options as of the date of issuance was approximately $240,000 using the Black Scholes option value pricing model.

In fiscal 2010, the Company issued 4,451,880 options to purchase common stock to various employees for services rendered. These options were granted with an exercise price ranging from $0.025 to $0.035 per share, have a contract term of ten years and are vested for a period of five years or immediately. The options have a fair value of $565,770 which was calculated using the Black-Sholes option pricing model. As described in Note 2 regarding the reverse merger, the exchange of common stock was at 1:25.808 basis. Therefore the number of post reverse merger common stock shares for these options was 4,451,880 at an exercise price of $0.032.

In fiscal 2012, the Company issued 838,760 options to purchase common stock to various employees and consultants for services rendered. These options were granted with an exercise price of $0.035 per share, have a contract term of ten years and are vested for a period of five years. The options have a fair value of $289,572 which was calculated using the Black-Scholes option pricing model. As described in Note 2 regarding the reverse merger, the exchange of common stock was at 1:25.808 basis. Therefore the number of post reverse merger common stock shares for these options was 838,760 at an exercise price of $0.035.

In fiscal 2013, the Company issued 4,820,000 options to purchase common stock to various employees for services rendered. These options were granted with an exercise price of $0.05 per share, have a contract term of three years and are vested immediately. The options have a fair value of $238,761 which was calculated using the Black-Scholes option pricing model.

Stock option activity is presented in the table below (As Restated):

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	4,451,880	0.03	8.75	—

Granted	838,760	0.03	10.00	—

Outstanding at December 31, 2012	5,290,640	0.03	7.95	—

Granted	4,820,000	0.05	3.00	—

Outstanding at September 30, 2013	10,110,640	0.08	2.75	—

The Company recognized stock compensation expense as follows for all periods presented:

Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
(As Restated)		(As Restated)
$278,654	$39,893	$358,454	$119,693

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at September 30, 2013, will be approximately $380,000.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

Year Options were granted	2013	2012	2010
Market value of stock on grant date	$.05 - .25	$0.13 - .345	$0.13
Risk-free interest rate	.61%	1.39%	1.54 to 3.14%
Dividend Yield	0%	0%	0%
Volatility Factor	300%	300%	300%
Weighted average expected life	3 years	7.5 years	5 to 7.5 years
Expected forfeiture rate	0%	0%	0%

The options vested as of September 30, 2013 were 6,684,292 and the total options expected to vest, as of September 30, 2013, is 10,110,640.

NOTE 8 – COMMON STOCK ISSUED FOR CONSULTING SERVICES

In May 2013, the Company issued 4.36 million shares of common stock for consulting services. The shares were valued at $.345 per share with a par value of .001 per share. The shares were not for forfeitable and vested immediately. A total of $1,504,200 in stock based compensation was recognized on the share issuances and recorded under general and administrative expenses in the accompanying condensed consolidated statement of operations as of September 30, 2013.

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

NOTE 12 – RESTATEMENT OF SEPTEMBER 30, 2013 FORM 10Q

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2013, management of the Company conducted analysis of the Company’s equity transactions to determine if all of the transactions were recognized. As a result of the analysis, the Company determined that certain equity transactions were not recognized as of and for the period ended September 30, 2013.

On or about July 22, 2013, the Company issued a total of 1,100,000 warrants. The Company determined the fair value of the warrants as of the date of issuance was approximately $54,000 using the Black Scholes option value pricing model.

On or about July 29, 2013, the Company issued a total of 4,820,000 options. The Company determined the fair value of the options as of the date of issuance was approximately $240,000 using the Black Scholes option value pricing model.

As a result of the restatement, the table below sets forth the changes to be made in the condensed consolidated financial statements previously filed. The effect is due to the recognition of the issuance of the warrants and options on the date of grant.

Accordingly, the accounts below have been retroactively adjusted as summarized below:

	As
	Previously		As
	Reported	Adjustment	Restated
As of and for the period ended September 30, 2013
Condensed Consolidated Balance Sheet
Additional paid-in capital	6,372,856	292,761	6,665,617
Accumulated deficit	(8,758,779)	(292,761)	(9,051,540)

Condensed Consolidated Statement of Operations
For the three months ended
General and administrative expenses	389,235	292,761	681,996
Total operating expenses	703,306	292,761	996,067
Loss from operations	(713,345)	(292,761)	(1,006,106)
Net loss	(885,443)	(292,761)	(1,178,204)
Net loss per share - basic and diluted	(0.01)	(0.01)	(0.02)
For the nine months ended
General and administrative expenses	2,442,598	292,761	2,735,359
Total operating expenses	2,934,044	292,761	3,226,805
Loss from operations	(2,818,771)	(292,761)	(3,111,532)
Net loss	(3,122,660)	(292,761)	(3,415,421)

Condensed Consolidated Statement of Cash Flows:
Net loss	(3,122,660)	(292,761)	(3,415,421)
Stock option expense	119,693	238,761	358,454
Stock based compensation	1,504,200	54,000	1,558,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Windstream Technologies, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Restatement of September 30, 2013 Form 10Q

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2013, management of the Company conducted analysis of the Company’s equity transactions to determine if all of the transactions were recognized. As a result of the analysis, the Company determined that certain equity transactions were not recognized as of and for the period ended September 30, 2013.

On or about July 22, 2013, the Company issued a total of 1,100,000 warrants. The Company determined the fair value of the warrants as of the date of issuance was approximately $54,000 using the Black Scholes option value pricing model.

On or about July 29, 2013, the Company issued a total of 4,820,000 options. The Company determined the fair value of the options as of the date of issuance was approximately $240,000 using the Black Scholes option value pricing model.

On April 4, 2014, as a result of the analysis, management and the Board of Directors concluded that it was necessary to restate its previously filed condensed consolidated financial statements in the quarterly report Form 10Q for the period ended September 30, 2013, filed on November 18, 2013. The restatements are required to properly reflect the Company’s condensed consolidated financial results for the period mentioned above. As a result, the condensed consolidated financial statements included in the originally filed Form 10Q should no longer be relied upon. As a result of the restatement, the table below sets forth the changes to be made in the condensed consolidated financial statements previously filed. The effect is due to the recognition of the issuance of the warrants and options on the date of grant.

Accordingly, the accounts below have been retroactively adjusted as summarized below:

	As
	Previously		As
	Reported	Adjustment	Restated
As of and for the period ended September 30, 2013
Condensed Consolidated Balance Sheet
Additional paid-in capital	6,372,856	292,761	6,665,617
Accumulated deficit	(8,758,779)	(292,761)	(9,051,540)

Condensed Consolidated Statement of Operations
For the three months ended
General and administrative expenses	389,235	292,761	681,996
Total operating expenses	703,306	292,761	996,067
Loss from operations	(713,345)	(292,761)	(1,006,106)
Net loss	(885,443)	(292,761)	(1,178,204)
Net loss per share - basic and diluted	(0.01)	(0.01)	(0.02)
For the nine months ended
General and administrative expenses	2,442,598	292,761	2,735,359
Total operating expenses	2,934,044	292,761	3,226,805
Loss from operations	(2,818,771)	(292,761)	(3,111,532)
Net loss	(3,122,660)	(292,761)	(3,415,421)

Condensed Consolidated Statement of Cash Flows:
Net loss	(3,122,660)	(292,761)	(3,415,421)
Stock option expense	119,693	238,761	358,454
Stock based compensation	1,504,200	54,000	1,558,200

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

Recent Developments

●	ACC Limited, South Asia’s largest cement manufacturer. PILOT APPROVED. 2-3 MW’s are now being planned for commercial deployment

●	WindStream Technologies, India established July 2013 - Multiple MW projects being negotiated

India - BBNL – government project to bring internet connectivity to rural India. 250,000 WIFI hotspots being deployed.

●	Jamaica – product to be distributed and installed by the Jamaican Utility Company, JPS Co. The first purchase order has been issued.

●	EXIM Bank Export Insurance Policy in place.

●	New distribution agreements being formalized.

Results of Operations for the Three Months Ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012
	(As Restated)
Sales	$47,857	$125,660
Gross Profit (Loss)	$(10,039)	$(20,662)
Research and Development Expenses	$314,071	$263,524
General and Administrative Expenses	$681,996	$274,716
Operating Expenses	$996,067	$538,240
Other Income (Expense)	$(172,098)	$(48,119)
Net Loss	$(1,178,204)	$(607,021)

For the three months ended September 30, 2013 and 2012, the Company reported a net loss of $1,178,204 and $607,021, respectively. The change in net loss between the three months ended September 30, 2013 and 2012 was primarily attributable to a lower level of sales during a period of greater manufacturing activities, and thus greater costs, as well as the amortization of the debt discount and deferred financing costs, which are included in interest expense in 2013. These costs did not occur in 2012.

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

General and Administrative Expenses – General and Administrative for the three months ended September 30, 2013, were $681,996, as compared to $274,716 for the three months ended September 30, 2012. The change is primarily attributable to the expense for stock options granted to employees, $292,761, during the three months ended September 30, 2013 and to the expenses associated with the Company’s various public security filings offset by lower overall payroll costs and slightly higher travel and entertainment expenses associated with obtaining new customers.

Total Operating expenses for the three months ended September 30, 2013 were $996,067, as compared to $538,240 for the three months ended September 30, 2012.

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

Results of Operations for the Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(As Restated)
Sales	$603,480	$372,918
Gross Profit (Loss)	$115,273	$(84,765)
Research and Development Expenses	$491,446	$1,421,469
General and Administrative Expenses	$2,735,359	$983,471
Operating Expenses	$3,226,805	$2,404,940
Other Income (Expense)	$(303,889)	$471,620
Net Loss	$(3,415,421)	$(2,018,085)

For the nine months ended September 30, 2013 and 2012, the Company reported a net loss of $3,415,421 and $2,018,085, respectively. The change in net loss between the nine months ended September 30, 2013 and 2012 was primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million, in 2013 and the costs of stock options issued to employees, $292,671, in 2013 offset by reduced development expenses as the Company’s products became commercially viable and were sold as well as the amortization of the debt discount and deferred financing costs, which are included in interest expense in 2013. These costs did not occur in 2012.

Sales - Net sales for the nine months ended September 30, 2013, were $603,480, compared to $372,918 for the nine months ended September 30, 2012. The increase in sales is primarily a result of the completion of the development of a number of the Company’s products and the success in landing sales of those new products during the nine month period.

Gross Profit/(Loss) - During the nine months ended September 30, 2013, our gross profit as a percentage of sales was 19.1%, compared to a gross loss as a percentage of sales of (22.7)% for the nine months ended September 30, 2012. This increase in gross profit percentage is primarily attributable to increased higher production volumes and greater manufacturing efficiencies during the nine month period.

Operating Expenses –

Research and Development - Research and Development for the nine months ended September 30, 2013, were $491,446, as compared to $1,421,469 for the nine months ended September 30, 2012. The change is primarily attributable to the reductions in expenses due to the completion of most of the development efforts associated with the Company’s products.

General and Administrative Expenses – General and Administrative for the nine months ended September 30, 2013, were $2,735,359, as compared to $983,471 for the nine months ended September 30, 2012. The change is primarily attributable to the expense for various consultants who received stock in lieu of cash, $1.5 million in 2013 and the costs of stock options issued to employees, $292,761, in 2013, offset by the reductions in expenses due to the completion of most of the development efforts associated with the Company’s products and reduced travel and entertainment costs as travel became more customer specific. General and administrative expenses should remain at the level of spending with perhaps a small increase due to international travel related to sales efforts.

Total Operating expenses for the nine months ended September 30, 2013 were $3,226,805, as compared to $2,404,940 for the nine months ended September 30, 2012.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: April 28, 2014	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

