Form 10-Q
period 2014-03-31
Windstream Technologies, Inc.
filed 2014-05-13
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 7, 2014, there were 84,972,578 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$13,806	$203,534
Accounts receivable	662,281	401,549
Inventories	1,296,715	946,805
Prepaid expenses	206,947	187,341
Deferred financing costs	30,017	37,529
TOTAL CURRENT ASSETS	2,209,766	1,776,758
Property and equipment, net of accumulated depreciation	321,322	352,430
OTHER ASSETS
Deposits	7,500	7,500
TOTAL ASSETS	$2,538,588	$2,136,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,100,127	$742,482
Accrued liabilities	907,429	789,338
Short Term Convertible Notes Payable, net of discount of $143,979 and $219,979, respectively	306,021	330,021
Short term debt - related parties	222,500	187,500
Short term debt - third parties	1,350,000	900,000
Current maturities of note payable	224,087	224,087
TOTAL CURRENT LIABILITIES	4,110,164	3,173,428
LONG TERM LIABILITY
Note payable, non-current	1,175,913	1,175,913
TOTAL LIABILITIES	5,286,077	4,349,341
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding.	—	—
Common stock; $0.001 par value; unlimited shares authorized; 84,136,899 and 83,461,899 shares issued and outstanding, respectively	84,137	83,462
Additional paid in capital	8,441,212	8,184,557
Accumulated deficit	(11,272,838)	(10,480,672)
TOTAL STOCKHOLDERS’ DEFICIT	(2,747,489)	(2,212,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,538,588	$2,136,688

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
SALES	$237,897	$356,749

COST OF GOODS SOLD	275,407	227,448

GROSS (LOSS) PROFIT	(37,510)	129,301

OPERATING EXPENSES:
Research and development	22,573	—
General and administrative expenses	599,325	309,196

TOTAL OPERATING EXPENSES	621,898	309,106

LOSS FROM OPERATIONS	(659,408)	(179,895)

OTHER INCOME (EXPENSE)
Interest expense, net	(132,758)	(39,321)

TOTAL OTHER INCOME (EXPENSE)	(132,758)	(39,321)

NET LOSS	$(792,166)	(219,216)

Net Loss Per Share - Basic and Diluted	$(0.01)	(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	83,782,455	24,646,646

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(792,166)	$(219,216)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,108	41,782
Stock option expense	42,330	39,897
Amortization of deferred financing costs	7,512	—
Amortization of debt discount	76,000	—

Changes in operating Assets and Liabilities:
Accounts receivables	(260,732)	(128,135)
Inventory	(349,910)	(14,159)
Prepaid expenses	(19,606)	—
Accounts payable	357,645	(6,715)
Accounts payable related parties	—	7,435
Accrued liabilities	118,091	128,135
Deferred rent	—	3,142
Deferred revenue	—	129,959

NET CASH USED IN OPERATING ACTIVITIES	(789,728)	(17,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	—	(531)

NET CASH USED BY INVESTING ACTIVITIES	—	(531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit, net	450,000	—
Proceeds from short term debt	—	90,000
Proceeds from short term debt - related parties	35,000	61,000
Payments on short term debt - related parties	—	(10,000)
Net proceeds from issuance of Common Stock and Warrants	115,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	141,000

NET INCREASE (DECREASE) IN CASH	(189,728)	122,594

CASH, Beginning of Period	203,534	4,022

CASH, End of Period	$13,806	$126,616

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$27,044	$6,490
Income taxes	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES
Non-cash conversion of convertible notes in shares of the Company’s common stock	$100,000	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

Organization

The Company is engaged in the development and commercialization of wind driven electrical generation. The Company’s facilities are located in North Vernon, Indiana. The accompanying consolidated financial statements of Windstream Technologies Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and expressed in U.S. dollars. The Company’s fiscal year end is December 31.

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

On October 26, 2013, the Company formed a 99.9% owned subsidiary company, in India, Windstream Energy Technologies India Private Limited, to perform various commercial activities including reselling, manufacturing, repairing, importing, exporting various types renewable energy sources including turbines, windmills, solar-wind hybrids and other devices. A Board of Directors was established consisting of the Chief Executive Officer of the Company and an Indian national. As of March 31, 2014, operations have not yet commenced.

In December 2013, the Company filed documents to incorporate a 100% owned subsidiary in Peru, Windstream Technologies Latin America S.A (“the Peru subsidiary”). The Peru subsidiary has appointed a temporary board of directors as required by local regulation, but the Peru subsidiary has had no operations, has entered into no contracts, opened no bank accounts and has not begun any business activity. As of March 31, 2014, operations have not yet commenced.

Basis of Presentation

The accompanying unaudited interim financial statements of Windstream Technologies, Inc. and Subsidiaries (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K originally filed with the SEC on April 11, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

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

Consolidations

The consolidated financial statements include the accounts of Windstream Technologies, Inc., Windstream Energy Technologies Pvt. Ltd. and Windstream Technologies Latin America S. A. All material intercompany balances have been eliminated in consolidation.

Concentration of Credit Risk

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

As of March 31, 2014, two customers represented 98% of outstanding accounts receivable balances. For the periods ended March 31, 2014 and 2013, one and three customers represented approximately 97% and 100% of revenue, respectively.

For the periods ended March 31, 2014 and 2013, one and three vendors represented approximately 25% and 44% of total cost of goods sold, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had an accumulated deficit of approximately $11,273,000 and $10,481,000 at March 31, 2014 and December 31, 2013, respectively, and has a history of recurring net losses and working capital deficits. These matters among others raise substantial doubt about our ability to continue as a going concern.

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

Segment Information

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note 15.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	March 31, 2014	December 31, 2013
Accounts Receivable – EXIM insured	$639,927	$379,195
Accounts Receivable – not insured	22,354	22,354
	$662,281	$401,549

Under the terms of a revolving line of credit agreement with the Export Import Bank as discussed in Note 7, 95% of customer’s outstanding balances under the terms of the Export Import Bank are guaranteed by the Export Import Bank, an agency of the United States government.

NOTE 4 – INVENTORIES

Inventories consist of raw materials, work in process and finished goods. Inventory, consisting mostly of raw materials (which principally consist of components) are stated at the lower of cost or market on the first-in, first-out basis, or market. Inventories are classified as current assets.

Inventories consisted of the following as of:

	March 31, 2014	December 31, 2013
Raw Materials	$1,002,517	$517,842
Work in process	72,222	150,503
Finished goods	221,976	278,460
	$1,296,715	$946,805

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2014	December 31, 2013

Equipment	$128,345	$128,345
Factory equipment	15,800	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	473,893	473,893

Total	690,508	690,508

Less accumulated depreciation	(369,186)	(338,078)
Net property, plant and equipment	$321,322	$352,430

Depreciation expense for the periods ended as follows amounted to:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Depreciation Expense	$31,108	41,782

NOTE 6 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	March 31, 2014	December 31, 2013

Accrued interest	$191,900	$162,214
Accrued liabilities	425,196	411,154
Deferred revenues	25,907	25,907
Accrued payroll	84,225	66,313
Accrued warranty	63,000	63,000
Customer deposits	53,226	--
Deposit for future fundings	50,000	50,000
Accrued property taxes	13,975	10,750

Total	$907,429	$789,338

NOTE 7 – SHORT TERM DEBT – THIRD PARTIES

On February 25, 2013, the Company entered into a working capital revolving line of credit with a bank, with a credit limit of $500,000, for use in financing overseas sales of the Company’s products. The Company’s draws under the line are transaction specific and are guaranteed by the Export Import Bank, a U.S. government entity. Drawdowns on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The line accrues interest at a fixed rate of 6.6%, expired in April 26, 2014 and was extended until June 26, 2014 at substantially similar terms, while the bank develops documentation to increase the current credit limit from $950,000 to $2 million.

For the three months ended March 31, 2014, there were total draws on the line of credit of $450,000 and repayments of $0. The outstanding balance as of March 31, 2014 and December 31, 2013 was $950,000 and $500,000, respectively, which has been included in the short term debt – third parties in the accompanying condensed consolidated balance sheets.

During 2013 and 2012, the Company has entered into other various notes to individuals at interest rates ranging from 5% to 18% and are due on demand. During the three months March 31, 2014 and 2013, the Company repaid $0 and borrowed $0 on these various notes. At March 31, 2014, these notes aggregated $400,000 and are included in the short term debt – third parties in the accompanying condensed consolidated balance sheet along with the $950,000 line of credit above for a total of $1,350,000.

Interest expense for the short term debt was approximately $26,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

The total debt discount recorded on the date of issuance was $528,058 (warrant relative fair value of approximately $253,000 and the beneficial conversion feature was approximately $275,000, which are being amortized to interest expense over the term of the note) and the unamortized debt discount balance at March 31, 2014 and December 31, 2013 was approximately $144,000 and $220,000, respectively. At March 31, 2014 and December 31, 2013, the unamortized debt discount balance of approximately $144,000 and $220,000, respectively, is being netted against the total convertible promissory notes principal amount of $450,000 and $550,000, respectively, for presentation in the accompanying condensed balance sheets.

For the three month period ended March 31, 2014, the Company has amortized approximately $76,000 (including approximately $32,000 of debt discount related to notes converted to common stock, see below) to interest expense in the accompanying condensed consolidated statement of operations.

In connection with one of the five debt issuances, the company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be approximately $48,000. Based on the Black Scholes option pricing model using the same assumption as those used for the warrants above, except the exercise price was $0.05 per share. The combined value of the warrants and cash amounted to approximately $90,000, which was capitalized as a deferred financing cost and is being amortized to interest expense over the life of the notes.

As of March 31, 2014, the deferred financing costs had an unamortized balance of approximately of $30,000. Amortization of deferred financing costs, which has been included Interest expense, for the three months ended March 31, 2014 and 2013, was approximately $7,500 and $0, respectively.

During the three months ended March 31, 2014, two investors converted their notes payable of $100,000 in aggregate into shares of common stock at $0.25 per share and the Company issued 400,000 common shares to these two investors and amortized approximately $32,000 of the remaining debt discount associated with these notes to interest expense in the accompanying condensed consolidated statement of operations.

NOTE 9 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of March 31, 2014 and December 31, 2013, the note had an outstanding balance of $1,400,000.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan. During the three months ended March 31, 2014 and March 31, 2013, the Company made $0 and $0, respectively, in payments to the City of North Vernon for accrued interest.

Principal and interest payments are expected to be paid in each fiscal year follows at March 31, 2014:

	Principal	Interest	Total
2014	$224,087	$157,853	$381,940
2015	107,838	126,464	234,302
2016	1,068,075	114,276	1,182,351
	$1,400,000	$398,593	$1,798,593

Interest expense incurred and accrued on the note payable was approximately $20,000 and $20,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Expenses Paid by President

From time to time, the President of the Company will pay for expenses on behalf of the Company, which are recorded as expenses in the accompanying consolidated statement of operations and as a liability to the President of the Company under accounts payable - related parties in the accompanying consolidated balance sheet.

As of March 31, 2014, the Company owed $0 to the Company president for expenses incurred on behalf of the Company.

Short Term Debt – Related Parties

During the three months ended March 31, 2014 and March 31, 2013, the Company president advanced $35,000 and $61,000 respectively, to the Company to fund operations and the Company repaid $0 and $10,000, respectively, of the total amount advanced the three months ended March 31, 2014 and March 31, 2013, respectively.

As of March 31, 2014, the outstanding balance of short term debt – related parties was $222,500. The amounts accrue interest at 10% and are due on demand. Subsequent to March 31, 2014, the $35,000 advance and related accrued interest on this advance were repaid by the Company.

NOTE 11 – COMMON STOCK

During the three months ended March 31, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 275,000 shares of common stock at prices ranging from $0.40 to $0.50 per share, for an aggregate purchase price of $115,000. One investor also received warrants to purchase 100,000 shares of common stock at $0.80 per share. The warrants vested immediately and have a term of three years.

Two accredited investors were issued shares in connection with conversion of their convertible debt of $100,000 into 400,000 shares of the Company’s stock at a price of $0.25 per share.

NOTE 12 – STOCK OPTIONS

During the three months ended March 31, 2014, the Company issued options to an employee, which allowed the employee to purchase 50,000 shares of the common stock at .05 per share. The options vest immediately and have a term of three years. These options have a fair value of approximately $2,900, which was calculated using the Black-Scholes option pricing model. The $2,900 has been recorded as compensation expense during the three months ended March 31, 2014 and has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2014.

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	10,110,640	0.08	2.75	—
Granted	50,000	0.05	3.00	—

Outstanding at March 31, 2014	10,160,640	0.08	2.75	—

The Company recognized stock compensation expense as follows:

Three months ended March 31, 2014	Three months ended March 31, 2013
$42,330	$39,897

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at March 31, 2014, will be approximately $300,000.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

2014
Year Options were granted
Market value of stock on grant date	$.05
Risk-free interest rate	.61%
Dividend Yield	0%
Volatility Factor	300%
Weighted average expected life	3 years
Expected forfeiture rate	0%

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

The Company is currently engaged in two cases, which are not expected to have a material effect on the Company’s operations. The first is a case between Windstream and a prior vendor that, at one time, supplied components for the Company’s products. As a result of this vendor’s disruption in the Company’s supply chain the Company has sought out and secured other, more reliable sources for the needed raw materials and has not seen a disruption in its final product output. The second case is a Trademark infringement issue that relates to the Company name, WindStream Technologies and prior use. Both of these cases are being, litigated by the Company’s attorneys and expect to be concluded shortly. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Leases

The Company leased various facilities under a non-cancelable operating lease, which expired on September 30, 2013. The current minimum monthly rental payment is $4,750 plus various expenses incidental to use of the property. The Company has an option to extend the lease for one twelve month period at slightly higher monthly rent. The Company is currently in discussions with the landlord regarding a potential extension or amendment to the existing lease, but nothing has been drafted or formalized at this point in time.

The Company also leased a research facility in New Albany, Indiana under a sixty-five month lease that was to expire on March 30, 2015. The Company evaluated the lease under FASB ASC 840-20 “Operating Leases” and notes that the lease qualifies as an escalating lease. Therefore, rent expense was calculated on a straight-line basis, and was determined to be $3,124 per month.

In May 2013, the landlord terminated the lease and the company moved out of the related space. All past and future rent unpaid obligations under the lease were forgiven. The Company’s deferred rent liability for the three month period ended March 31, 2014 and March 31, 2013 was $0 and $64,240, respectively.

Rent expense was $19,248 and $38,032 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 14 - EARNINGS PER SHARE

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

As the Company has net losses, the Company had no potential dilutive securities for the three months ended March 31, 2014 and 2013, as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive earnings (loss) per share.

The following table sets for the computation of basic and diluted net income (loss) per share:

	Three months ended March 31, 2014	Three months ended March 31, 2013

Net loss attributable to common stockholders	$(792,166)	$(219,216)

Basic weighted average outstanding shares of common stock	83,782,455	24,646,646

Dilutive effect of common stock equivalents

Dilutive weighted average common stock equivalents	83,782,455	24,646,646

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.01)	$(0.01)

NOTE 15 – SEGMENT INFORMATION

The Company’s operations are classified into the sales of products within the United States and outside the United States. We determined our operating segments in accordance with FASB Topic 280, Segment Reporting.

Results of the operating segments are as follows:

March 31, 2014:

	Domestic	International	Total

Sales	$--	$237,897	$237,897
Cost of goods sold	--	275,407	275,407
Gross profit	$--	$(37,510)	$(37,510)

Accounts receivable	$22,354	$639,927	$662,281

March 31, 2013:

	Domestic	International	Total

Sales	$--	$356,749	$356,749
Cost of goods sold	--	227,448	227,448
Gross profit	$--	$129,301	$129,301

NOTE 16 – INCOME TAXES

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740 under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months and is fully reserved.

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2014 and 2013 was nil.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Statements of Operations and within the related tax liability line in the Condensed Consolidated Balance Sheets.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 622,000 shares of common stock at prices ranging from $0.40 to $0.50 per share, for an aggregate purchase price of approximately $251,800.

One investor was issued shares in connection with conversion of their convertible debt of $50,000 and accrued interest of approximately $3,500 into 213,689 shares of the Company’s stock.

On April 1, 2014, the Company entered into an agreement with an investment banking firm which will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The agreement will expire twenty four months from the date the agreement is signed or the mutual written agreement of the Company and the investment banker. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no future obligation under the terms of this agreement.

In the event of a successful transaction, the investment banking firm will earn fees based on a percentage of the aggregate consideration for an equity transaction as follows:

●	5% for Aggregate Consideration of less than USD $10,000,000, plus,

●	4% For Aggregate Consideration between USD $10,000,000 and USD $25,000,000, plus

●	3% For Aggregate Consideration between USD $25,000,001 and USD $50,000,000, plus

●	2% For Aggregate Consideration between USD $50,000,001 and USD $75,000,000, plus

●	1% For Aggregate Consideration above USD $75,000,001.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ended March 31, 2014 and March 31, 2013. This discussion should be read in conjunction with the audited financial statements and notes as set forth in this Report.

The comparability of our financial information is affected by our acquisition of WindStream in May of 2013. For further discussion of the acquisition see note 1 of the financial statements.

Overview

WindStream has designed and manufactures a patented small-wind and hybrid (wind and solar) renewable energy device that is suitable for on or off grid installations in the urban or rural setting. The Company operates out of its 50,000 sq. ft. facility in North Vernon, Indiana. It has secured an Export Insurance Policy from the Export Import Bank of the United States, (EXIM) allowing it to offer financing terms to its overseas buyers. The company is actively marketing and selling its products to customers all over the world.

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

Other Expenses

Interest expense, net of amounts capitalized, is incurred on various debt financings as well as the amount recorded for the derivative liability associated with convertible notes and warrants. Any interest income earned on our cash, cash equivalents and marketable securities is netted in other expenses, as it is immaterial.

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

Recent Developments

●	ACC Limited, South Asia’s largest cement manufacturer. PILOT APPROVED. 2-3 MW’s are now being planned for commercial deployment

●	WindStream Technologies, India established July 2013 - Multiple MW projects being negotiated India - BBNL – government project to bring internet connectivity to rural India. 250,000 WIFI hotspots being deployed.

●	Jamaica – product to be distributed and installed by the Jamaican Utility Company, JPS Co. The first purchase order has been issued.

●	EXIM Bank Export Insurance Policy in place.

●	New distribution agreements being formalized.

Results of Operations for the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Sales	$237,897	$356,749
Gross Profit (Loss)	$(37,510)	$129,301
Research and Development Expenses	$22,573	$—
General and Administrative Expenses	$599,325	$309,196
Operating Expenses	$621,898	$309,196
Other Income (Expense)	$(132,758)	$(39,321)
Net Loss	$(792,166)	$(219,216)

For the three months ended March 31, 2014 and 2013, the Company reported a net loss of $792,166 and $219,216, respectively. The change in net loss between the three months ended March 31, 2014 and 2013 was primarily attributable to a lower level of sales during a period of greater manufacturing activities, and thus greater costs, as well as increases in such expenses as wages and salaries, professional fees, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes.

Sales - Net sales for the three months ended March 31, 2014, were $237,897, compared to $356,749 for the three months ended March 31, 2013. The decrease in sales is due to the efforts of the Company’s sales force in this quarter to focus on larger volume customers for future periods.

Gross Profit/(Loss) - During the three months ended March 31, 2014, our gross loss as a percentage of sales was (15.7%), compared to a gross profit as a percentage of sales of 36.2% for the three months ended March 31, 2013. This decrease in gross profit percentage is primarily attributable to increased manufacturing activities during a period of lower sales.

Operating Expenses –

Research and Development - Research and Development for the three months ended March 31, 2014, were $22,573, as compared to $0 for the three months ended March 31, 2013. The change is primarily attributable to the increase of development activities for the next generation of the Company’s products.

General and Administrative Expenses – General and Administrative for the three months ended March 31, 2014, were $599,325, as compared to $309,196 for the three months ended March 31, 2013. The increase is attributable to the increases in such expenses as wages and salaries, professional fees, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes.

Total Operating expenses for the three months ended March 31, 2014 were $621,898, as compared to $309,196 for the three months ended March 31, 2013.

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

Other Income (Expense) - Other income (expense) for the three months ended March 31, 2014 was ($132,758), as compared to $(39,321) for the three months ended March 31, 2013. The increase is primarily attributable to the amortization of the debt discount and the amortization of deferred financing costs, totaling approximately $83,000, which are included in interest expense for the three months ended March 31, 2014, but did not occur in 2013 and increased borrowings, and related interest costs, under the Company’s line of credit with the Export Import Bank in 2013 which started towards the end of the first quarter of 2013.

Results of Operations for the three months ended March 31, 2014 and 2013, Domestic

Sales - Net sales for the three months ended March 31, 2014, in the domestic segment were $0, compared to $0 for the three months ended March 31, 2013. The lack of sales is due to the success of the Company’s efforts to obtain additional international customers in 2014 and 2013.

Cost of sales - During three months ended March 31, 2014, cost of sales in the domestic segment were $0 compared to $0 for the three months ended March 31, 2013. The dollars are lower due to reduced domestic sales.

Results of Operations for the three months ended March 31, 2014 and 2013, International

Sales - Net sales for the three months ended March 31, 2014, in the international segment were $237,897, compared to $356,749 for the three months ended March 31, 2013. The decrease in sales is due to the timing of the results of the Company’s efforts to obtain international customers in 2014 versus 2013.

Cost of sales - During three months ended March 31, 2014, cost of sales in the international segment were $275,407 compared to $227,448 for the three months ended March 31, 2013. The dollars are higher due to due the ramping up of production and related costs to produce more products in 2014 compared to 2013.

As a result of the foregoing, for the three months ended March 31, 2014 and 2013, the Company reported a net loss of $792,166 and $219,216, respectively. The change in net loss between the three months ended March 31, 2014 and 2013 was attributable to lower gross margin dollars on sales and increases in general and administrative expenses due to increased efforts to increase sales and improve manufacturing processes.

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

The following table provides selected financial data about the Company as of March 31, 2014 and December 31, 2013. For detailed financial information, see the accompanying financial statements.

	March 31, 2014	December 31, 2013
Cash	$13,806	$203,534
Total assets	2,538,588	2,136,688
Total liabilities	$5,286,077	$4,349,341
Stockholder deficit	$(2,747,489)	$(2,212,653)

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 compared to December 31, 2013:

	March 31, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$2,209,766	$1,776,758	$433,008
Current Liabilities	$4,110,164	$3,173,428	$936,736
Working Capital	$(1,900,398)	$(1,396,670)	$(503,728)

As of March 31, 2014, we had negative working capital of $1,900,398, which was an increase period to period as compared to negative working capital of $1,396,670 as of December 31, 2013. The increase was due primarily to decreased cash flow from operations and increased sources of financing.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $789,728 and $17,875 respectively. The increase in cash used in operating activities was primarily related to the sale of products in the first full year of the Company’s sales activities and the associated increases in related working capital.

Net cash in all investing activities for the three months ended March 31, 2014 and 2013 was $0 and $531 respectively. Company purchased machinery and equipment during the three months ended March 31, 2013.

Net cash obtained through all financing activities for the three months ended March 31, 2014 and 2013 was $600,000 and $141,000 respectively. The Company received proceeds from borrowings on the line of credit and short term debt from related parties and issuance of common stock in the three months ended March 31, 2014 and proceeds from short term debt and short term debt from related parties in the three months ended March 31, 2013. The estimated working capital requirement for the next 12 months is $1,000,000 with an estimated burn rate of $100,000 per month. As reflected in the accompanying financial statements, the Company had cash of $13,806 at March 31, 2014.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Windstream Technologies, Inc. and its two subsidiaries, Windstream Energy Technologies, Pvt. Ltd. and Windstream Technologies Latin America S.A. All material intercompany balances have been eliminated in consolidation.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the three months ended March 31, 2014 and 2013, respectively.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At March 31, 2014 and December 31, 2013 unamortized deferred financing costs incurred totaled $30,017 and $37,529, respectively. Amortization of deferred financing costs, which has been included interest expense, for the three months ended March 31, 2014 and 2013, was approximately $7,500 in each period.

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

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party, which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

The Company is currently engaged in two cases, which do not have a material effect on the Company’s operations. The first is a case between Windstream and a prior vendor that, at one time, supplied components for the Company’s products. As a result of this vendor’s disruption in the Company’s supply chain, the Company has sought out and secured other, more reliable sources of the needed raw materials and has not seen a disruption in its final product output. The second case is a Trademark infringement issue that relates to the Company name, Windstream Technologies and prior use. Both of these cases are being litigated by the Company’s attorneys and are expected to be concluded shortly.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 10K, filed with the SEC on April 10, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we have issued the following securities, which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

During the three months ended March 31, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 275,000 shares of common stock at prices ranging from $0.40 to $0.50 per share, for an aggregate purchase price of $115,000. Two accredited investors were issued shares in connection with conversion of their convertible debt of $100,000 into 400,000 shares of the Company’s stock at a price of $0.25 per share. The total number of shares of common stock of the Company issued during the three months ended March 31, 2014 was 675,000.

Subsequent to March 31, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 622,000 shares of common stock at prices ranging from $0.40 to $0.50 per share, for an aggregate purchase price of approximately $251,800. One investor were issued shares in connection with conversion of their convertible debt of $50,000 and accrued interest into 213,689 shares of the Company’s stock.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item, which has not been previously disclosed.

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

* Filed herewith.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: May 13, 2014	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

