Form 10-K/A
period 2013-12-31
Windstream Technologies, Inc.
filed 2014-07-25
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PRELIMINARY NOTE

This Form 10-K/A, Amendment No. 1 is filed by WindStream Technologies, Inc. (the “Company”) to correct an error of omission to Item 12 of the Form 10-K filed by the Company on April 11, 2014. In particular, Vanguard Financial Trust, which beneficially owns approximately 12% of the outstanding shares of common stock of the Company, was inadvertently omitted from the chart of shareholders in Item 12, although such shares were included in the total number of outstanding shares disclosures in the Form 10-K and Vanguard filed its Schedule 13D and Form 4 prior to the filing of the Company’s Form 10-K. In addition, the unregistered sales of securities to Vanguard were included in sales disclosed in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q previously filed by the Company. The corrected Item 12 including the additional line item is filed herewith in its entirety.

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

Name and Address of Beneficial Owner(1)	Shares (2)	Shares Underlying Convertible Securities (2)	Total Percent of Class

Dan Bates, CEO	17,342,980	2,750,000	26%
Ryan Keating, CFO		1,103,280	1.5%
Travis Campbell, COO		1,596,840	2%
All executive officers and directors as a group	17,342,980	5,450,120	29.5%
Blue Sky Projects LLC	3,935,720	—	5%
John Owen	4,206,785	—	6%
Vanguard Financial Trust	9,760,000	2,800,000	12%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is WindStream Technologies, Inc., 819 Buckeye Street, North Vernon, Indiana 47265.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are approximately 83.5 million shares of common stock issued and outstanding as of March 31, 2014.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

2

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDSTREAM TECHNOLOGIES, INC.

Date: July 25, 2014	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer
(Principal Executive Officer)

4

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

5