Form 10-Q
period 2014-06-30
Windstream Technologies, Inc.
filed 2014-08-14
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 9, 2014, there were 86,432,020 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$525,770	$203,534
Accounts receivable	417,351	401,549
Inventories	1,121,975	946,805
Prepaid expenses	269,484	187,341
Deferred financing costs	14,321	37,529
TOTAL CURRENT ASSETS	2,348,901	1,776,758
Property and equipment, net of accumulated depreciation	290,213	352,430
OTHER ASSETS
Deposits	7,500	7,500
TOTAL ASSETS	$2,646,614	$2,136,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,109,707	$742,482
Accrued liabilities	926,505	789,338
Short Term Convertible Notes Payable, net of discount of $386,465 and $219,979, respectively	363,535	330,021
Short term debt - related parties	221,000	187,500
Short term debt - third parties	1,546,490	900,000
Current maturities of note payable	174,087	224,087
TOTAL CURRENT LIABILITIES	4,341,324	3,173,428
LONG TERM LIABILITY
Note payable, non-current	1,175,913	1,175,913
TOTAL LIABILITIES	5,517,237	4,349,341
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding.	—	—
Common stock; $0.001 par value; unlimited shares authorized; 86,182,020 and 83,461,899 shares issued and outstanding, respectively	86,182	83,462
Additional paid in capital	9,583,286	8,184,557
Accumulated deficit	(12,540,091)	(10,480,672)
TOTAL STOCKHOLDERS’ DEFICIT	(2,870,623)	(2,212,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,646,614	$2,136,688

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
SALES	$214,363	$198,874	$452,260	$555,623

COST OF GOODS SOLD	274,183	202,863	549,590	430,311

GROSS (LOSS) PROFIT	(59,820)	(3,989)	(97,330)	125,312

OPERATING EXPENSES:
Research and development	13,878	177,375	36,451	177,375
Write down of inventory	111,000	-	111,000	-
General and administrative expenses	831,689	1,744,167	1,431,014	2,053,363

TOTAL OPERATING EXPENSES	956,567	1,921,542	1,578,465	2,230,738

LOSS FROM OPERATIONS	(1,016,387)	(1,925,531)	(1,675,795)	(2,105,426)

OTHER INCOME (EXPENSE)
Other expense	(800)	(800)	(800)	(800)
Interest expense, net	(250,066)	(91,670)	(382,824)	(130,991)

TOTAL OTHER INCOME (EXPENSE)	(250,866)	(92,470)	(383,624)	(131,791)

NET LOSS	$(1,267,253)	$(2,018,001)	$(2,059,419)	$(2,237,217)

Net Loss Per Share - Basic and Diluted	$(0.02)	(0.05)	$(0.02)	(0.07)

Weighted Average Shares Outstanding - Basic and Diluted	84,363,741	43,056,767	84,417,935	33,851,706

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,059,419)	$(2,237,217)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,217	83,692
Interest expense converted into Common Stock	2,735	—
Stock option expense	82,228	79,796
Amortization of deferred financing costs	23,208	7,512
Stock based compensation	—	1,504,200
Write-down of inventory	111,000	—
Amortization of debt discount	233,514	42,071

Changes in operating Assets and Liabilities:
Accounts receivables	(15,802)	(70,073)
Inventory	(286,170)	5,589
Prepaid expenses	(82,144)	16,969
Accounts payable	367,225	(100,602)
Accounts payable related parties	—	9,447
Accrued liabilities	141,854	227,559
Deferred rent	—	(61,098)
Deferred revenue	—	(65,812)

NET CASH USED IN OPERATING ACTIVITIES	(1,419,554)	(557,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	—	(531)

NET CASH USED BY INVESTING ACTIVITIES	—	(531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	—	(42,000)
Borrowings on line of credit, net	446,490	90,000
Proceeds from short term debt	200,000	—
Proceeds from short term debt - related parties	50,000	62,000
Payments on short term debt - related parties	(16,500)	(27,500)
Proceeds from issuance of convertible debt	400,000	550,000
Principal payments on long term debt	(50,000)	(25,000)
Net proceeds from issuance of Common Stock and Warrants	711,800	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,741,790	607,500

NET INCREASE (DECREASE) IN CASH	322,236	49,002

CASH, Beginning of Period	203,534	4,022

CASH, End of Period	$525,770	$53,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$75,470	$12,041
Income taxes	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock and paid in capital resulting from non-cash conversion of convertible notes including interest expense and accrued interest	207,500
Debt discount on warrants issued with convertible debt	400,000	528,058
Non-cash conversion of warrants issued for deferred financing to common stock	136	—
Warrants Issued for deferred financing costs	—	48,138
Fixed assets purchased on credit	—	5,686
Reclassification of debt related party debt to short term debt	—	100,000

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

On October 26, 2013, the Company formed a 99.9% owned subsidiary company, in India, WindStream Energy Technologies India Private Limited, to perform various commercial activities including reselling, manufacturing, repairing, importing, exporting various types renewable energy sources including turbines, windmills, solar-wind hybrids and other devices. A Board of Directors was established consisting of the Chief Executive Officer of the Company and an Indian national. In July 2014, an office had been opened, but operations had not commenced as of June 30, 2014.

In December 2013, the Company filed documents to incorporate a 100% owned subsidiary in Peru, Windstream Technologies Latin America S.A (“the Peru subsidiary”). The Peru subsidiary has appointed a temporary board of directors as required by local regulation, but the Peru subsidiary has had no operations, has entered into no contracts, opened no bank accounts and has not begun any business activity. As of June 30, 2014, operations have not yet commenced.

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

Consolidations

The consolidated financial statements include the accounts of WindStream Technologies, Inc., WindStream Energy Technologies India Private Limited and Windstream Technologies Latin America S. A. All material intercompany balances have been eliminated in consolidation.

Concentration of Credit Risk

The Company sells primarily to companies and governmental entities across the globe. Receivables arising from those sales domestically are not collateralized; however, credit risk is minimized by continuing to diversify the customer base. International sales typically take place under the auspices of the Export Import Bank, a U.S. government entity, and are guaranteed by that entity under the terms of an insurance policy with a limit of $4 million. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of the specific customers, historical trends and other information.

As of June 30, 2014 and December 31, 2013, two and four customers represented 93% and 94% of outstanding accounts receivable balances, respectively. For the three months ended June 30, 2014 and 2013, one customer represented approximately 92% and 98% of revenue, respectively. For the six months ended June 30, 2014 and 2013, one and two customers represented approximately 93% and 87% of revenue, respectively.

For the three months ended June 30, 2014 and 2013, three vendors represented approximately 50% and 57% of total cost of goods sold, respectively. For the six months ended June 30, 2014 and 2013, three vendors represented approximately 41% and 55% of total cost of goods sold, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had an accumulated deficit of approximately $12,540,000 and $10,481,000 at June 30, 2014 and December 31, 2013, respectively, and has a history of recurring net losses and working capital deficits. These matters among others raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	June 30, 2014	December 31, 2013
Accounts Receivable – EXIM insured	$389,337	$379,195
Accounts Receivable – not insured	$28,014	$22,354
	$417,351	$401,549

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

Inventories consisted of the following as of:

	June 30, 2014	December 31, 2013
Raw Materials	$768,203	$517,842
Work in process	287,047	150,503
Finished goods	66,725	278,460
	$1,121,975	$946,805

During the three months ended June 30, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying condensed consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2014	December 31, 2013

Equipment	$128,345	$128,345
Factory equipment	15,800	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	473,893	473,893

Total	690,508	690,508

Less accumulated depreciation	(400,295)	(338,078)
Net property, plant and equipment	$290,213	$352,430

Depreciation expense for the periods ended as follows amounted to approximately:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Depreciation Expense	$31,000	$42,000	$62,000	$84,000

NOTE 6 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	June 30, 2014	December 31, 2013

Accrued interest	$242,257	$162,214
Accrued payroll and other (liabilities)	481,206	477,467
Accrued warranty	63,000	63,000
Customer deposits	81,922	25,907
Deposit for future fundings	50,000	50,000
Accrued property taxes	8,120	10,750

Total	$926,505	$789,338

Customer deposits represents monies advanced by customers to secure future orders. Once the orders are invoiced, the liability is credited to the amount due from the customer.

NOTE 7 – SHORT TERM DEBT – THIRD PARTIES

On February 25, 2013, the Company entered into a working capital revolving line of credit with a bank, with a credit limit of $500,000, for use in financing overseas sales of the Company’s products. The Company’s draws under the line are transaction specific and the related receivables are guaranteed by the Export Import Bank, a U.S. government entity under the terms of an insurance policy with a limit of $4 million. Drawdowns on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The line, which accrues interest at a fixed rate of 6.6%, expired in April 26, 2014, was extended until June 26, 2014 at substantially similar terms, and then a commitment to extend the loan for another twelve months at substantially the same terms but with an increase in the current credit limit from $950,000 to $2,000,000 was received. The documents evidencing this renewed loan are currently being drafted.

For the six months ended June 30, 2014, there were total draws on the line of credit of $1,095,000 and repayments of $648,510. The outstanding balance as of June 30, 2014 and December 31, 2013 was $946,490 and $500,000, respectively, which has been included in the short term debt – third parties in the accompanying condensed consolidated balance sheets.

During 2013 and 2012, the Company has entered into other various notes with individuals at interest rates ranging from 5% to 8% and are due on demand. During the three months and six months ended June 30, 2014 and 2013, the Company made no repayments on these various notes. At June 30, 2014, these notes aggregated $400,000 and are included in the short term debt – third parties in the accompanying condensed consolidated balance sheets.

On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8% which is accruing and due in full at the end of the note. At June 30, 2014, the outstanding balance on this note was $200,000 and is included in the short term debt – third parties in the accompanying condensed consolidated balance sheet along with the $946,490 line of credit and $400,000 in various notes payable to individuals above for a total of $1,546,490.

Interest expense for the short term debt for the three months and six months ended June 30, 2014 and 2013, was approximately $14,000 and $36,000 in 2014 and $17,000 and $32,000 in 2013, respectively.

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

On June 1, 2014, the Company entered into a subscription agreement with one accredited investor for the issuance of a convertible promissory note in the aggregate principal amount of $400,000, which is convertible into shares of common stock of the Company at $0.40 per share, and a warrant entitling the holder to purchase up to an aggregate of 50,000 of shares of common stock of the Company at $0.40 per share. The warrant has a term of three years and vested immediately. The note bears interest at 12% for the first ninety days of the term and then bears interest at 18% for the next nine months. The note is due in one year. In connection with this transaction, a major shareholder and a related party (the “Pledgor”) signed a pledge and security agreement, which grants a security interest in one million shares of the Company’s common stock owned by the Pledgor.

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

The total debt discount recorded on the note with the June 1, 2013 date of issuance was $528,058 (warrant relative fair value of approximately $253,000 and the beneficial conversion feature was approximately $275,000) which are being amortized to interest expense over the term of the note).

The total debt discount recorded on the note with the June 1, 2014 date of issuance was $400,000 (warrant relative fair value of approximately $42,000 and the beneficial conversion feature was approximately $358,000) which are being amortized to interest expense over the term of the note). The warrant and beneficial conversion feature was recorded as additional paid in capital.

The unamortized debt discount balance at June 30, 2014 and December 31, 2013 was approximately $386,000 and $220,000, respectively and is being netted against the total convertible promissory notes principal amount of $750,000 and $550,000, respectively, for presentation in the accompanying condensed balance sheets.

For the three months ended June 30, 2014 and 2013, the Company has amortized approximately $158,000 (including approximately $32,000 of debt discount related to notes converted to common stock, see below) and $42,000 in 2013 to interest expense in the accompanying condensed consolidated statement of operations.

For the six months ended June 30, 2014 and 2013, the Company amortized approximately $234,000 (including approximately $64,000 of debt discount related to notes converted to common stock, see below) in 2014 and $42,000 in 2013 to interest expense in the accompanying condensed consolidated statement of operations.

In connection with one of the five June 2013 debt issuances, the company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be approximately $48,000 based on the Black Scholes option pricing model using the same assumption as those used for the warrants above, except the exercise price was $0.05 per share. The combined value of the warrants and cash amounted to approximately $90,000, which was capitalized as a deferred financing cost and is being amortized to interest expense over the life of the notes.

In June 2014, holders of the warrants discussed above exercised warrants, on a cashless exercise basis pursuant to the agreement and the Company issued approximately 136,000 shares of common stock in a non-cash transaction.

As of June 30, 2014 and December 31, 2013, the deferred financing costs had an unamortized balance of approximately of $14,321 and $37,529, respectively.

Amortization of deferred financing costs, which has been included interest expense, for the three months and six months ended June 30, 2014 and 2013, was approximately $7,500 plus approximately $8,000 for the write off of the deferred financing costs associated with the conversion of the warrants discussed above and $23,000 in 2014 and $7,500 and $15,000 in 2013, respectively.

During the six months ended June 30, 2014, four investors converted their notes payable of $200,000 (plus approximately $7,500 in accrued interest) in aggregate into shares of common stock at the conversion price of $0.25 per share resulting in the Company issuing 829,689 shares of common stock to these four investors and amortized approximately $64,000 of the remaining debt discount associated with these notes immediately to interest expense in the accompanying condensed consolidated statement of operations.

Interest expense for the three months ended and six months ended June 30, 2014 and 2013 was approximately $32,000 and $63,000 and $0 and $0, respectively.

NOTE 9 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of June 30, 2014 and December 31, 2013, the note had an outstanding balance of $1,350,000 and $1,400,000, respectively. The Company made a $50,000 principal payment during the period ended June 30, 2014,

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan.

During the three months and six months ended June 30, 2014 and 2013, the Company made no payments to the City of North Vernon for accrued interest.

Principal and interest payments are expected to be paid in each fiscal year follows at June 30, 2014:

	Principal	Interest	Total
2014	$174,087	$157,853	$331,940
2015	107,838	126,464	234,302
2016	1,068,075	114,276	1,182,351
	$1,350,000	$398,593	$1,748,593

Interest expense incurred and accrued on the note payable was approximately $19,000 and $38,000 for the three months and six months ended June 30, 2014 and approximately $19,000 and $38,000 for the three months and six months ended June 30, 2013, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Expenses Paid by President

From time to time, the President of the Company will pay for expenses on behalf of the Company, which are recorded as expenses in the accompanying consolidated statement of operations and as a liability to the President of the Company under accounts payable - related parties in the accompanying consolidated balance sheet.

As of June 30, 2014 and December 31, 2013, the Company owed $0 to the Company president for expenses incurred on behalf of the Company.

Short Term Debt – Related Parties

During the six months ended June 30, 2014 and 2013, the Company president advanced $50,000 and $62,000, respectively, to the Company to fund operations and the Company repaid $16,500 and $27,500 in 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the outstanding balance of short-term debt – related parties was $221,000 and $187,500, respectively. The amounts accrue interest at 10% and are due on demand.

NOTE 11 – COMMON STOCK

During the six months ended June 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 1,754,500 shares of common stock at prices ranging from $0.40 to $0.50 per share, for an aggregate purchase price of $711,800. One investor also received warrants to purchase 100,000 shares of common stock at $0.80 per share. The warrants vested immediately and have a term of three years.

During the six months ended June 30, 2014, four investors converted their notes payable of $200,000 in aggregate plus accrued interest of approximately $7,500 into shares of common stock at the conversion price of $0.25 per share resulting in the Company issuing 829,689 shares of common stock.

In June 2014, holders of the Company’s warrants exercised warrants, on a cashless exercise basis pursuant to an agreement with the Company and the Company issued approximately 136,000 shares of common stock in a non-cash transaction.

NOTE 12 – STOCK OPTIONS

During the six months ended June 30, 2014, the Company issued options to an employee, which allowed the employee to purchase 50,000 shares of the common stock at .05 per share. The options vest immediately and have a term of three years. These options have a fair value of approximately $2,500, which was calculated using the Black-Scholes option pricing model, which has been included in compensation expense during the three and six months ended June 30, 2014 and has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2014.

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	10,110,640	$0.08	3.43	—
Granted	50,000	0.05	3.00	—
Outstanding at March 31, 2014	10,160,640	0.08	2.75	—
Granted	—	—	—	—
Outstanding at June 30, 2014	10,160,640	$0.08	2.50	—

The Company recognized stock compensation expense as follows:

Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
$39,898	$39,899	$82,228	$79,796

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at June 30, 2014, will be approximately $260,000.

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

The Company also leased a research facility in New Albany, Indiana under a sixty-five month lease that was to expire on March 30, 2015. The Company evaluated the lease under FASB ASC 840-20 “Operating Leases” and notes that the lease qualifies as an escalating lease. Therefore, rent expense was calculated on a straight-line basis, and was determined to be $3,124 per month. In May 2013, the landlord terminated the lease and the company moved out of the related space. All past and future rent unpaid obligations under the lease were forgiven. The Company’s deferred rent liability at June 30, 2014 and 2013 was $0 and $0, respectively.

Rent expense for the three months and six months ended June 30, 2014 and 2013 was $18,219 and $37,467 in 2014 and $13,530 and $51,562 in 2013, respectively.

Sales

During the second quarter of 2014, the Company received two signed purchase orders from one customer, Jamaica’s National Utility company, Jamaica Public Service Co., for the delivery of the Company’s clean energy products as well as related energy storage, back-up emergency power equipment and custom energy monitoring, data collection and system analysis over the next eighteen to twenty four months. The purchase orders contain the Company’s customary terms regarding payment terms, return of products and return of products and are consistent with the Company’s terms with other customers.

Sales and Distribution Agreements

In the ordinary course of business, the Company enters into sales and distribution agreements with various parties in defined geographic areas around the world. The agreements are usually non-exclusive and contain general commercial terms, but no specific financial terms. It is the Company’s practice that such agreements do not contain performance related terms or favorable payment terms. These agreements are usually cancellable with written notice by either party and do not have terms greater than one year.

Investment Advisory Services

On April 1, 2014, the Company entered into an agreement with an investment banking firm which will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The agreement will expire twenty four months from the date the agreement was signed or the mutual written agreement of the Company and the investment banker. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement.

In the event of a successful transaction, the investment banking firm will earn fees based on a percentage of the aggregate consideration for an equity transaction as follows:

●	5% for Aggregate Consideration of less than USD $10,000,000, plus,

●	4% For Aggregate Consideration between USD $10,000,001 and USD $25,000,000, plus

●	3% For Aggregate Consideration between USD $25,000,001 and USD $50,000,000, plus

●	2% For Aggregate Consideration between USD $50,000,001 and USD $75,000,000, plus

●	1% For Aggregate Consideration above USD $75,000,001.

To date, no transaction has been consummated.

NOTE 14 – EARNINGS PER SHARE

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

As the Company has net losses, the Company had no potential dilutive securities for the six months ended June 30, 2014 and 2013, as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive earnings (loss) per share.

The following table sets for the computation of basic and diluted net income (loss) per share:

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net loss attributable to common stockholders	$(1,267,253)	$(2,018,001)	$(2,059,419)	$(2,237,217)

Basic weighted average outstanding shares of common stock	84,363,741	43,056,767	84,417,935	33,851,706

Dilutive effect of common stock equivalents	—	—	—	—

Dilutive weighted average common stock equivalents	84,363,741	43,056,767	84,417,935	33,851,706

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.02)	$(0.05)	$(0.02)	$(0.07)

NOTE 15 – SEGMENT INFORMATION

The Company’s operations are classified into the sales of products within the United States and outside the United States. We determined our operating segments in accordance with FASB Topic 280, Segment Reporting. Results of the operating segments are as follows:

Three months ended June 30, 2014:

	Domestic	International	Total

Sales	$—	$214,363	$214,363
Cost of goods sold	—	274,183	274,183
Gross profit	$—	$(59,820)	$(59,820)

Accounts receivable	$28,014	$389,337	$417,351

Three months ended June 30, 2013:

	Domestic	International	Total

Sales	$3,104	$195,770	$198,874
Cost of goods sold	3,166	199,697	202,863
Gross profit	$(62)	$(3,927)	$(3,989)

Six months ended June 30, 2014:

	Domestic	International	Total

Sales	$—	$452,260	$452,260
Cost of goods sold	—	549,590	549,590
Gross profit	$—	$(97,330)	$(97,330)

Six months ended June 30, 2013:

	Domestic	International	Total

Sales	$3,104	$552,519	$555,623
Cost of goods sold	3,166	427,145	430,311
Gross profit	$(62)	$125,374	$125,312

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months and six months ended June 30, 2014 and 2013 was nil.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Statements of Operations and within the related tax liability line in the Condensed Consolidated Balance Sheets.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 250,000 shares of common stock at a price of $0.40 per share, for an aggregate purchase price of approximately $100,000.                  ..

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013.

The comparability of our financial information is affected by our acquisition of WindStream in May of 2013. For further discussion of the acquisition see note 1 of the financial statements.

Overview

WindStream has designed and manufactures a patented small-wind (the TurboMill®) and hybrid (wind and solar) (the SolarMill®) renewable energy device that is suitable for on or off grid installations in the urban or rural setting. The Company operates out of its 50,000 sq. ft. facility in North Vernon, Indiana. It has secured an Export Insurance Policy from the Export Import Bank of the United States, (EXIM) allowing it to offer financing terms to its overseas buyers. The company is actively marketing and selling its products to customers all over the world.

Plan of Operations

WindStream has identified 2 significant markets for the sale of its products in the near term:

1.	Areas of the world where energy is inconsistent or non-existent (e.g., India, Africa, South Asia, Latin America and Asia)

2.	Areas of the world where energy costs are high, which includes Jamaica and throughout the Caribbean, South Asia and Europe. In many cases, available energy in a given region may be generated by running diesel generators in which case the displaced cost of energy include the upfront cost of the equipment as the ongoing operating cost of the generator and fuel.

These two drivers present a large percentage of the world’s population and as such, the Company is finding great success in penetrating these markets with its highly efficient, low cost devices. The Company has entered into various distribution partnerships with key companies and individuals in these markets in order to more quickly establish a presence and generate revenue from these territories and the Company will continue to use these types of arrangements to expand.

Revenues

We generate substantially all of our net sales from the sale of small wind and hybrid products, the TurboMill and SolarMill respectively. The Company is primarily selling the SolarMill to its customers who are looking for a more consistent energy generation device.

Cost of Sales

Our cost of sales includes the cost of raw material and components such as stamped metal parts contained in the turbine blades and generator housings, injection molded components, electronic circuitry, and other components. Other items contributing to our cost of sales are the direct assembly labor and manufactured overhead from our component suppliers. Overall, we currently expect our cost of sales per unit to decrease as we ramp production lots in the future to meet the product demands from our customers.

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

WindStream sells its products through distribution channels to reduce the direct sales cost incurred by the Company. In recent months, the Company has signed distribution agreements with Jamaica’s national utility company, Jamaica Public Service, (JPS) for Jamaica and throughout the Caribbean. In Malaysia, the Company has signed a distribution agreement with MY Windstream Energy, Sdn Bhd. In Africa, several agreements have been signed with the following distributors for sales throughout Africa: Suka Wind & Solar Ltd. in Ghana, one of the countries largest solar installers, Senan Liberia, Inc. in Liberia, Africa Energy Limited in Kenya and Viza Networks Limited Tanzania. In Turkey, the distributor is Meytek Group, a large installer of solar systems, and Key City Trading in the Netherlands and B.E.S.T. Ltd. in New Zealand. These are all non-exclusive agreements giving the distributor the right to sell the Company’s products and see in-market success prior to entering into exclusive sales agreements with success-based milestones.

While limiting the cost of sales by WindStream based sales staff there are costs involved in setting up these distribution agreements primarily in travel to vet the distributor and their capabilities. WindStream does require that the Distributor does attend training in the North Vernon facility for assembly and installation of the Company’s products.

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

Recent Developments:

●	Malaysia – Purchase order received for pilot installation in an Eco-Housing development. Project scope 800 homes when fully deployed

●

The Company has commissioned the world’s largest hybrid renewable energy project on the roof of the prominent law firm Myers, Fletcher & Gordon in Kingston, Jamaica. A video of the installation can be seen here: www.windstream-inc.com/installations/myers-fletcher-gordon.

●	The Company has established an entity, WindStream Energy Technologies, India Pvt. Ltd. to facilitate manufacturing and sales throughout India and South Asia. In July 2014, the India office opened in Banjara Hills, Hyderabad India.

●	The Company has secured an increase in its working capital line of credit from GBC International Bank. The line of credit is now a revolving line up to $2 Million dollars.

●	Jamaica Public Service (JPS) has issued a new purchase order to the Company for greater than $8 million dollars for continued rollout of the Company’s products bringing the total to over $22 million dollars.

●	ACC Limited, South Asia’s largest cement manufacturer has agreed to an 8. PILOT APPROVED. 2-3 MW’s deployment of SolarMills on the 12 ACC sites are now being planned for commercial deployment

Results of Operations for the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013
Sales	$214,363	$198,874
Gross Profit (Loss)	$(59,820)	$(3,989)
Research and Development Expenses	$13,878	$177,375
Write down of Inventory	$111,000	$—
General and Administrative Expenses	$831,689	$1,744,167
Operating Expenses	$956,567	$1,921,542
Other Income (Expense)	$(250,866)	$(92,470)
Net Loss	$(1,267,253)	$(2,018,001)

For the three months ended June 30, 2014 and 2013, the Company reported a net loss of $1,267,253 and $2,018,001, respectively. The change in net loss between the three months ended June 30, 2014 and 2013 was primarily attributable to a slightly higher level of sales during a period of greater manufacturing activities, and thus greater costs, as well as increases in such expenses as wages and salaries, professional fees, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes in 2014. The three months ended 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014.

Sales - Net sales for the three months ended June 30, 2014, were $214,363, compared to $198,874 for the three months ended June 30, 2013. The increase in sales is due to the efforts of the Company’s sales force in this quarter to focus on international customers.

Gross Profit/(Loss) - During the three months ended June 30, 2014, our gross loss as a percentage of sales was 27.9%, compared to a gross loss as a percentage of sales of 2% for the three months ended June 30, 2013. This decrease in gross profit percentage is primarily attributable to increased manufacturing costs, labor and overheads, during a period of lower sales. The Company has a positive gross margin on the cost of materials only compared to sales.

Operating Expenses –

Research and Development - Research and Development for the three months ended June 30, 2014, were $13,878, as compared to $177,375 for the three months ended June 30, 2013. The change is primarily attributable to the decrease of development activities as the Company concentrates on increasing sales of the Company’s existing products.

Write down of Inventory - During the three months ended June 30, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying condensed consolidated statements of operations. There was no such writedown in 2013.

General and Administrative Expenses - General and Administrative for the three months ended June 30, 2014, were $831,689, as compared to $1,744,167 for the three months ended June 30, 2013. The three months ended June 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014. The increase, that is the change in expenses without the stock compensation expense in 2013, is attributable to the increases in such expenses as wages and salaries, professional fees, marketing, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes in 2014.

Total Operating expenses for the three months ended June 30, 2014 were $956,567, as compared to $1,921,542 for the three months ended June 30, 2013.

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

Other Income (Expense) - Other income (expense) for the three months ended June 30, 2014 was ($250,866), as compared to ($92,470) for the three months ended June 30, 2013. The increase is primarily attributable to the amortization of the debt discount and the amortization of deferred financing costs, totaling approximately $158,000, which are included in interest expense for the three months ended June 30, 2014, but started during the second quarter of 2013 and increased borrowings, and related interest costs, under the Company’s line of credit with the Export Import Bank in 2013 which started towards the end of the first quarter of 2013.

Results of Operations for the three months ended June 30, 2014 and 2013, Domestic

Sales - Net sales for the three months ended June 30, 2014, in the domestic segment were $0, compared to $3,104 for the three months ended June 30, 2013. The absence of domestic sales is due to the success of the Company’s efforts to obtain additional international customers in 2014 and 2013.

Cost of sales - During three months ended June 30, 2014, cost of sales in the domestic segment were $0 compared to $3,166 for the three months ended June 30, 2013. The dollars are lower due to reduced domestic sales.

Results of Operations for the three months ended June 30, 2014 and 2013, International

Sales - Net sales for the three months ended June 30, 2014, in the international segment were $214,363, compared to $195,770 for the three months ended June 30, 2013. The increase in sales is the result of the Company’s efforts to obtain international customers in 2014 versus 2013 as shown by the JPS orders, for example.

Cost of sales - During three months ended June 30, 2014, cost of sales in the international segment were $274,183 compared to $199,697 for the three months ended June 30, 2013. The dollars are higher due to due the ramping up of production and related costs to produce more products in 2014 compared to 2013.

As a result of the foregoing, for the three months ended June 30, 2014 and 2013, the Company reported a net loss of $1,267,353 and $2,018,001, respectively. The change in net loss between the three months ended June 30, 2014 and 2013 was attributable to lower gross margin dollars on sales, the write down of obsolete inventory and increases in general and administrative expenses due to increased efforts to increase sales. The three months ended June 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014.

Results of Operations for the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013
Sales	$452,260	$555,623
Gross Profit (Loss)	$(97,330)	$125,312
Research and Development Expenses	$36,451	$177,375
Inventory	$111,000	$—
General and Administrative Expenses	$1,431,014	$2,053,363
Operating Expenses	$1,578,465	$2,230,738
Other Income (Expense)	$(382,624)	$(131,791)
Net Loss	$(2,059,419)	$(2,237,217)

For the six months ended June 30, 2014 and 2013, the Company reported a net loss of $2,059,419 and $2,237,217, respectively. The change in net loss between the six months ended June 30, 2014 and 2013 was primarily attributable to a slightly lower level of sales during a period of greater manufacturing activities, and thus greater costs, as well as increases in such expenses as wages and salaries, professional fees, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes. The six months ended June 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014.

Sales - Net sales for the six months ended June 30, 2014, were $452,260, compared to $555,623 for the six months ended June 30, 2013. The decrease in sales is due to the efforts of the Company’s sales force in this period to focus on larger volume customers for future periods.

Gross Profit/(Loss) - During the six months ended June 30, 2014, our gross loss as a percentage of sales was 21.5%, compared to a gross profit as a percentage of sales of 22.6% for the six months ended June 30, 2013. This decrease in gross profit percentage is primarily attributable to increased manufacturing costs, labor and overheads, during a period of lower sales. The Company has a positive gross margin on the cost of materials only compared to sales.

Operating Expenses –

Research and Development - Research and Development for the six months ended June 30, 2014, were $36,451, as compared to $177,375 for the six months ended June 30, 2013. The change is primarily attributable to the decrease of development activities as the Company concentrates on increasing sales of the Company’s existing products.

Write down of Inventory - During the six months ended June 30, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying condensed consolidated statements of operations. There was no such writedown in 2013.

General and Administrative Expenses – General and Administrative for the six months ended June 30, 2014, were $1,431,014, as compared to $2,053,363 for the six months ended June 30, 2013. The six months ended June 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014. The increase, that is the change in expenses without the stock compensation expense in 2013, is attributable to the increases in such expenses as wages and salaries, professional fees, marketing, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes.

Total Operating expenses for the six months ended June 30, 2014 were $1,578,465, as compared to $2,230,738 for the six months ended June 30, 2013.

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

Other Income (Expense) - Other income (expense) for the six months ended June 30, 2014 was ($382,824), as compared to ($131,791) for the six months ended June 30, 2013. The amortization of the debt discount and the amortization of deferred financing costs, totaling approximately $234,000, which are included in interest expense for the six months ended June 30, 2014, but occurred during only a portion of the six months in 2013 and increased borrowings, and related interest costs, under the Company’s line of credit with the Export Import Bank in 2014 which started towards the end of the first quarter of 2013.

Results of Operations for the six months ended June 30, 2014 and 2013, Domestic

Sales - Net sales for the six months ended June 30, 2014, in the domestic segment were $0, compared to $3,104 for the six months ended June 30, 2013. The decrease in sales is due to the results of the Company’s efforts to obtain international customers in 2014 versus 2013.

Cost of sales - During six months ended June 30, 2014, cost of sales in the domestic segment were $0 compared to $3,166 for the six months ended June 30, 2013. The dollars are lower due to reduced domestic sales.

Results of Operations for the six months ended June 30, 2014 and 2013, International

Sales - Net sales for the six months ended June 30, 2014, in the international segment were $452,260, compared to $552,519 for the six months ended June 30, 2013. The decrease in sales is due to the timing of new orders resulting from the Company’s efforts to obtain international customers in 2014 versus 2013.

Cost of sales - During six months ended June 30, 2014, cost of sales in the international segment were $549,590 compared to $427,145 for the six months ended June 30, 2013. The dollars are higher due to due the ramping up of production and related costs to produce more products in 2014 compared to 2013.

As a result of the foregoing, for the six months ended June 30, 2014 and 2013, the Company reported a net loss of $2,059,419 and $2,237,217, respectively. The change in net loss between the six months ended June 30, 2014 and 2013 was attributable to lower gross margin dollars on sales and increases in general and administrative expenses due to increased efforts to increase sales and improve manufacturing processes. The six months ended June 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014.

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

The following table provides selected financial data about the Company as of June 30, 2014 and December 31, 2013. For detailed financial information, see the accompanying financial statements.

	June 30, 2014	December 31, 2013
Cash	$525,770	$203,534
Total assets	2,646,614	2,136,688
Total liabilities	$5,517,237	$4,349,341
Stockholder deficit	$(2,870,623)	$(2,212,653)

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014 compared to December 31, 2013:

	June 30, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$2,348,901	$1,776,758	$572,143
Current Liabilities	$4,341,324	$3,173,428	$1,167,896
Working Capital	$(1,992,423)	$(1,396,670)	$(595,753)

As of June 30, 2014, we had negative working capital of $1,992,423, which was an increase as compared to negative working capital of $1,396,670 as of December 31, 2013. The increase was due primarily to an increase of debt.

The Company’s working capital revolving line of credit with a bank was extended loan for another twelve months at substantially the same terms but with an increase in the current credit limit from $950,000 to $2,000,000. The outstanding balance as of June 30, 2014 and December 31, 2013 was $946,490, which has been included in the short term debt – third parties in the accompanying condensed consolidated balance sheets.

On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8% which is accruing and due in full at the end of the note. At June 30, 2014, the outstanding balance on this note was $200,000.

On June 1, 2014, the Company entered into a subscription agreement with one accredited investor for the issuance of a convertible promissory note in the aggregate principal amount of $400,000, which is convertible into shares of common stock of the Company at $0.40 per share, and a warrant entitling the holder to purchase up to an aggregate of 50,000 of shares of common stock of the Company at $0.40 per share. The warrant has a term of three years and vested immediately. The note bears interest at 12% for the first ninety days of the term and then bears interest at 18% for the next nine months. The note is due in one year. In connection with this transaction, a major shareholder and a related party (the “Pledgor”) signed a pledge and security agreement, which grants a security interest in one million shares of the Company’s common stock owned by the Pledgor.

During the six months ended June 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 1,754,500 shares of common stock at prices ranging from $0.40 to $0.50 per share, for an aggregate purchase price of $711,800. One investor also received warrants to purchase 100,000 shares of common stock at $0.80 per share. The warrants vested immediately and have a term of three years.

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $1,419,554 and $557,967 respectively. The increase in cash used in operating activities was primarily related to the sale of products in the first full year of the Company’s sales activities and the associated increases in related working capital.

Net cash in all investing activities for the six months ended June 30, 2014 and 2013 was $0 and $531 respectively. Company purchased machinery and equipment during the six months ended June 30, 2013.

Net cash obtained through all financing activities for the six months ended June 30, 2014 and 2013 was $1,741,790 and $607,500 respectively. The Company received proceeds from borrowings on the line of credit, short term debt and short term debt from related parties, the proceeds from issuance of convertible debt and the issuance of common stock in the six months ended June 30, 2014 and borrowings on the line of credit, proceeds from convertible debt and short term debt from related parties in the six months ended June 30, 2013. The estimated working capital requirement for the next 12 months is $1,000,000 with an estimated burn rate of $100,000 per month. As reflected in the accompanying financial statements, the Company had cash of $525,770 at June 30, 2014.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis.

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

Principles of Consolidation

The consolidated financial statements include the accounts of WindStream Technologies, Inc. and its two subsidiaries, Windstream Energy Technologies India Private Limited and Windstream Technologies Latin America S.A. All material intercompany balances have been eliminated in consolidation.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the three and six months ended June 30, 2014 and 2013, respectively.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At June 30, 2014 and December 31, 2013, unamortized deferred financing costs incurred totaled $14,321 and $37,529, respectively. Amortization of deferred financing costs, which has been included interest expense, for the three months and six months ended June 30, 2014 and 2013, was approximately $15,000 and $23,000 in 2014 and approximately $7,500 and $15,000 in 2013.

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

A summary of contractual debt obligations follows:

		Payments due by period:
		Less than			More than
Contractual Obligations:	Total	one year	1-3 years	3-5 years	5 years

Short term convertible notes payable	$750,000	$750,000
Short term debt - related party	$221,000	$221,000
Short term debt - third parties, includes:
Line of credit with a bank	$946,490	$946,490
Notes payable to various individuals	$600,000	$600,000
Total short term debt - third parties	$1,546,490	$1,546,490

Notes payable, including interest	$1,748,593	$331,940	$1,416,653

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 10K, filed with the SEC on April 11, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014, we have issued the following securities, which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

During the six months ended June 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 1,754,500 shares of common stock at prices ranging from $0.40 to $0.50 per share, for an aggregate purchase price of $711,800. One investor also received warrants to purchase 100,000 shares of common stock at $0.80 per share. The warrants vested immediately and have a term of three years.

During the six months ended June 30, 2014, four investors converted their notes payable of $200,000 plus accrued interest of approximately $7,500 in aggregate into shares of common stock at $0.25 per share and the Company issued 829,689 common shares to these four investors.

In June 2014, holders of the Company’s warrants exercised warrants, on a cashless exercise basis pursuant to an agreement with the Company and the Company issued approximately 136,000 shares of common stock in a non-cash transaction.

Subsequent to June 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 250,000 shares of common stock at a price of $0.40 per share, for an aggregate purchase price of approximately $100,000.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company

Item 4. Mine Safety Disclosures.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: August 14, 2014	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

