Form 10-Q
period 2014-09-30
Windstream Technologies, Inc.
filed 2014-11-14
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 9, 2014, there were 88,403,017 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$273,439	$203,534
Accounts receivable	483,933	401,549
Inventories	1,277,492	946,805
Prepaid expenses	398,925	187,341
Investor notes receivable	250,000	—
Deferred financing costs	6,809	37,529
TOTAL CURRENT ASSETS	2,690,598	1,776,758
Property and equipment, net of accumulated depreciation	265,290	352,430
OTHER ASSETS
Deposits	18,035	7,500

TOTAL ASSETS	$2,973,923	$2,136,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$831,916	$742,482
Accrued liabilities	917,456	789,338
Short Term Convertible Notes Payable, net of discount of $266,667 and $219,979, respectively	483,333	330,021
Short Term Convertible Note Payable-Typenex, net of debt discount	38,540	-
Derivative and warrant liability on Typenex note	461,460	-
Short term debt - related parties	182,500	187,500
Short term debt - third parties	2,449,756	900,000
Current maturities of note payable	164,087	224,087
TOTAL CURRENT LIABILITIES	5,529,048	3,173,428
LONG TERM LIABILITY
Note payable, non-current	1,175,913	1,175,913
TOTAL LIABILITIES	$6,704,961	4,349,341

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value; unlimited shares authorized; 87,949,589 and 83,461,899 shares issued and outstanding, respectively	87,958	83,462
Additional paid in capital	10,208,465	8,184,557
Accumulated deficit	(14,027,461)	(10,480,672)
TOTAL STOCKHOLDERS’ DEFICIT	(3,731,038)	(2,212,653)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,973,923	$2,136,688

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
		(As Restated)		(As Restated)
SALES	$373,538	$47,857	$825,798	$603,480

COST OF GOODS SOLD	685,528	57,896	1,235,126	488,207

GROSS (LOSS) PROFIT	(311,990)	(10,039)	(409,328)	115,273

OPERATING EXPENSES:
Research and development	91,666	314,071	128,117	491,446
Write down of inventory	0	-	111,000	-
General and administrative expenses	867,094	681,996	2,300,491	2,735,359

TOTAL OPERATING EXPENSES	958,760	996,067	2,539,608	3,226,805

LOSS FROM OPERATIONS	(1,270,750)	(1,006,106)	(2,948,936)	(3,111,532)

OTHER INCOME (EXPENSE)
Other expense	(2,904)	-	(2,105)	(800)
Interest expense, net	(213,705)	(172,098)	(595,748)	(303,089)

TOTAL OTHER INCOME (EXPENSE)	(216,609)	(172,098)	(597,853)	(303,889)

NET LOSS	$(1,487,359)	$(1,178,204)	$(3,546,789)	$(3,415,421)

Net Loss Per Share - Basic and Diluted	$(0.02)	(0.02)	$(0.04)	(0.07)

Weighted Average Shares Outstanding - Basic and Diluted	86,741,574	75,583,933	85,200,993	48,009,364

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2014	Sept. 30, 2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,546,789)	$(3,415,421)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	93,325	123,289
Interest expense converted into Common Stock	7,422	—
Stock option expense	122,126	358,454
Amortization of deferred financing costs	30,720	30,000
Stock based compensation	—	1,558,200
Write-down of inventory	111,000	—
Amortization of debt discount	353,312	168,284

Changes in operating Assets and Liabilities:
Accounts receivables	(82,384)	(84,847)
Inventory	(441,687)	(475,252)
Prepaid expenses	(211,584)	16,969
Accounts payable	89,434	(201,883)
Accounts payable related parties	—	(41,705)
Accrued liabilities	178,118	50,535

NET CASH USED IN OPERATING ACTIVITIES	(3,296,987)	(1,913,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(6,185)	(6,618)
Deposits made	(10,535)	—

NET CASH USED BY INVESTING ACTIVITIES	(16,720)	(6,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	—	(42,000)
Borrowings on line of credit	2,045,000	785,712
Repayments on line of credit	(695,244)	(285,712)
Proceeds from short term debt	200,000	—
Payments on short term debt	—	(20,000)
Proceeds from short term debt - related parties	50,000	62,000
Payments on short term debt - related parties	(55,000)	(27,500)
Proceeds from issuance of convertible debt	650,000	550,000
Principal payments on long term debt	(60,000)	(75,000)
Net proceeds from issuance of Common Stock and Warrants	1,248,856	1,610,013

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,383,612	2,557,513

NET INCREASE (DECREASE) IN CASH	69,905	637,518

CASH, Beginning of Period	203,534	4,022

CASH, End of Period	$273,439	$641,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$51,468	$213,817
Income taxes	—	800

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock and paid in capital resulting from non-cash conversion of convertible notes including interest expense and accrued interest	207,500
Debt discount on warrants issued with convertible debt	400,000	528,058
Derivative and warrant liability associated with convertible debt - Typenex	511,460	—
Contributed capital	$50,000	—
Warrants Issued for deferred financing costs	—	48,138
Reclassification of debt related party debt to short term debt	—	100,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

Organization

WindStream Technologies Inc. (the “Company”), is engaged in the development and commercialization of wind driven electrical generation. The Company’s facilities are located in North Vernon, Indiana.

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

On October 26, 2013, the Company formed a 99.9% owned subsidiary company, in India, WindStream Energy Technologies India Private Limited, to perform various commercial activities including reselling, manufacturing, repairing, importing, exporting various types renewable energy sources including turbines, windmills, solar-wind hybrids and other devices. A Board of Directors was established consisting of the Chief Executive Officer of the Company and an Indian national. In July 2014, an office had been opened and operations commenced and the results, which are deminimous, are included in the consolidated results for the three months and nine months ended September 30, 2014.

In December 2013, the Company filed documents to incorporate a 100% owned subsidiary in Peru, Windstream Technologies Latin America S.A (“the Peru subsidiary”). The Peru subsidiary has appointed a temporary board of directors as required by local regulation, but the Peru subsidiary has had no operations, has entered into no contracts, opened no bank accounts and has not begun any business activity. As of September 30, 2014, operations have not yet commenced.

Basis of Presentation

The accompanying (a) condensed balance sheet at December 31, 2013, has been derived from audited statements and (b) unaudited interim financial statements as of September 30, 2014 and 2013 of WindStream Technologies, Inc. and Subsidiaries (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K originally filed with the SEC on April 11, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

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

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Comprehensive income was deminimous for the three and nine months ended September 30, 2014 and 2013, respectively.

Foreign Currency Transactions and Translation

The Company’s primary country of operations is India and Peru. The financial position and results of operations of the Company’s Indian and Peruvian operations are determined using the local currency, the Indian Rupee and the Peruvian nuevo sol as the functional currency. The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. Aggregate net foreign currency remeasurements included in the Condensed Consolidated Statement of Income were deminimous for the three and nine months ended September 30, 2014 and 2013, respectively.

Assets and liabilities denominated in foreign currencies as the functional currency at the balance sheet date are translated into the Company’s reporting currency of United States dollars (“USD”) at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated into the reporting currency of USD at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax were deminimous for the three and nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, two and four customers represented 82% and 94% of outstanding accounts receivable balances, respectively. For the three months September 30, 2014 and 2013, two customers represented approximately 98% and 81% of revenue, respectively. For the nine months ended September 30, 2014 and 2013, two and three customers represented approximately 85% and 89% of revenue, respectively.

For the three months ended September 30, 2014 and 2013, three vendors represented approximately 67% and 80% of total cost of goods sold, respectively. For the nine months ended September 30, 2014 and 2013, four vendors represented approximately 59% and 63% of total cost of goods sold, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had an accumulated deficit of approximately $14,028,000 and $10,481,000 at September 30, 2014 and December 31, 2013, respectively, and has a history of recurring net losses and working capital deficits. These matters among others raise substantial doubt about our ability to continue as a going concern.

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether it plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern with one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospecive” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospecive” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	September 30, 2014	December 31, 2013
Accounts Receivable – EXIM insured	$474,602	$379,195
Accounts Receivable – not insured	$9,331	$22,354
	$483,933	$401,549

Under the terms of a revolving line of credit agreement with the Export Import Bank as discussed in Note 7, 98% of customer’s outstanding balances under the terms of the Export Import Bank are guaranteed by the Export Import Bank, an agency of the United States government.

NOTE 4 – INVENTORIES

Inventories consist of raw materials, work in process and finished goods. Inventory, consisting mostly of raw materials (which principally consist of components) are stated at the lower of cost or market on the first-in, first-out basis, or market. Inventories are classified as current assets.

Inventories consisted of the following as of:

	September 30, 2014	December 31, 2013
Raw Materials	$745,736	$517,842
Work in process	422,738	150,503
Finished goods	109,018	278,460
	$1,277,492	$946,805

During the nine months ended September 30, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying condensed consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2014	December 31, 2013

Equipment	$134,530	$128,345
Factory equipment	15,800	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	473,893	473,893

Total	696,693	690,508

Less accumulated depreciation	(431,403)	(338,078)
Net property, plant and equipment	$265,290	$352,430

Depreciation expense for the periods ended as follows amounted to approximately:

	Three months ended Sept. 30, 2014	Three months ended Sept. 30, 2013	Nine months ended Sept. 30, 2014	Nine months ended Sept. 30, 2013
Depreciation Expense	$31,000	$40,000	$93,000	$124,000

NOTE 6 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	September 30, 2014	December 31, 2013

Accrued interest	$295,452	$162,214
Accrued payroll and other liabilities	352,180	477,467
Accrued warranty	213,000	63,000
Customer deposits	48,550	25,907
Deposit for future fundings	-	50,000
Accrued property taxes	8,274	10,750

Total	$917,456	$789,338

During the three months ended September 30, 2014, the Company recognized warranty expense of $200,000. Customer deposits represent monies advanced by customers to secure future orders. Once the orders are invoiced, the liability is credited to the amount due from the customer. The deposit for future fundings was written off to additional paid capital as the potential investor who advanced the $50,000 did not make an investment in the Company.

NOTE 7 – SHORT TERM DEBT – THIRD PARTIES

On February 25, 2013, the Company entered into a working capital revolving line of credit with a bank, with a credit limit of $500,000, for use in financing overseas sales of the Company’s products. The Company’s draws under the line are transaction specific and the related receivables are guaranteed by the Export Import Bank, a U.S. government entity under the terms of an insurance policy with a limit of $4 million. Drawdowns on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The line, which accrues interest at a fixed rate of 6.0%, expires on June 26, 2015 and a total credit limit of 2,000,000. The loan is guaranteed by the Company’s President.

For the nine months ended September 30, 2014, there were total draws on the line of credit of $2,045,000 and repayments of approximately $695,000. The outstanding balance as of September 30, 2014 and December 31, 2013 was approximately $1,850,000 and $500,000, respectively, which has been included in the short-term debt – third parties in the accompanying condensed consolidated balance sheets.

During 2013 and 2012, the Company has entered into other various notes with individuals at interest rates ranging from 5% to 8% and are due on demand. During the three months and nine months ended September 30, 2014 and 2013, the Company made no repayments on these various notes. At September 30, 2014 and December 31, 2013, these notes aggregated $400,000 and are included in the short-term debt – third parties in the accompanying condensed consolidated balance sheets.

On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8% which is accruing and due in full at the end of the note. At September 30, 2014, the outstanding balance on this note was $200,000 and is included in the short term debt – third parties in the accompanying condensed consolidated balance sheet along with the $1,849,756 line of credit and $400,000 in various notes payable to individuals above for a total of $2,449,756.

Interest expense for the short term debt for the three and nine months ended September 30, 2014 and 2013, was approximately $41,000 and $80,000 in 2014 and $11,000 and $35,000 in 2013, respectively.

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

The unamortized debt discount balance at September 30, 2014 and December 31, 2013 was approximately $267,000 and $220,000, respectively and is being netted against the total convertible promissory notes principal amount of $1,300,000 and $550,000, respectively, for presentation in the accompanying condensed balance sheets.

For the three months ended September 30, 2014 and 2013, the Company has amortized approximately $120,000 and $126,000 in 2013 to interest expense in the accompanying condensed consolidated statement of operations.

For the nine months ended September 30, 2014 and 2013, the Company amortized approximately $353,000 (including approximately $64,000 of debt discount related to notes converted to common stock, see below) in 2014 and $168,000 in 2013 to interest expense in the accompanying condensed consolidated statement of operations.

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

As of September 30, 2014 and December 31, 2013, the deferred financing costs had an unamortized balance of approximately of $6,800 and $37,500, respectively.

Amortization of deferred financing costs, which has been included interest expense, for the three months and nine months ended September 30, 2014 and 2013, was approximately $7,500 and $28,000 and approximately $8,000 for the write off of the deferred financing costs associated with the conversion of the warrants discussed above in 2014 and $28,000 and $30,000 in 2013, respectively.

During the nine months ended September 30, 2014, four investors converted their notes payable of $200,000 (plus approximately $7,500 in accrued interest) in aggregate into shares of common stock at the conversion price of $0.25 per share resulting in the Company issuing 829,689 shares of common stock to these four investors and amortized approximately $64,000 of the remaining debt discount associated with these notes immediately to interest expense in the accompanying condensed consolidated statement of operations.

Interest expense for the three months and nine months ended September 30, 2014 and 2013 was $0 and $6,000 and $0 and $0, respectively.

Convertible Note Payable to Typenex Co-Investmet, LLC

On September 26, 2014 (the “Effective Date”), the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Investor” or “Lender”) whereby it sold in a private placement a 10% Collateralized Convertible Promissory note with a $550,000 principal amount, which was issued at a $50,000 discount from the face amount (the “OID”), and three warrants to purchase the Company’s Common Stock at an exercise price of $.80 per share, exercisable at various dates (the “Investor Warrants”), in exchange for $250,000 cash and two 8% Investor Notes (“Investor Note #1 and “Investor Note #2”) with principal balances of $125,000 each. The note is collateralized by the Investor Notes.

The note is separated into three Conversion Eligible Tranches (discussed under Lender Conversion below) of the following amounts:

Initial Tranche	$275,000
First Subsequent Tranche	137,500
Second Subsequent Tranche	137,500
$550,000

The note accrues interest at 10%, and is repayable in eight monthly installments beginning March 26, 2015, until the Maturity Date of October 26, 2015 (“Installment Dates”). At each of the Installment Dates, the Company is required to pay to the Lender the applicable “Installment Amount” due on such date. Installment Amount means $68,750 ($550,000 ÷ 8), plus the sum of any accrued and unpaid interest that has been added to the lowest-numbered then-current Conversion Eligible Tranche as of the applicable Installment Date and accrued, and unpaid late charges that have been added to the lowest-numbered then current Conversion Eligible Tranche, if any, under the note as of the applicable Installment Date, and any other amounts accruing or owing to Lender under the note as of such Installment Date; provided, however, that, if the remaining amount owing under all then-existing Conversion Eligible Tranches or otherwise with respect to the note as of the applicable Installment Date is less than the Installment Amount set forth above, then the Installment Amount for such Installment Date (and only such Installment Amount) will be reduced by the amount necessary to cause such Installment Amount to equal such outstanding amount.

Installment Conversions

At the option of the Company or the Lender, payments of each Installment Amount may be made (a) in cash, or (b) by converting such Installment Amount into a number of shares of Common Stock (“Installment Conversion Shares”) derived by dividing the portion of the applicable Installment Amount being converted by the Installment Conversion Price) an “Installment Conversion”), or (c) by any combination of the foregoing, so long as the cash is delivered to the Lender on the applicable Installment Date and the Installment Conversion Shares are delivered to the Lender on or before the applicable delivery date.

The Installment Conversion Price is the lesser of (i) the Lender Conversion Price (defined under Lender Conversion below), and (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.40, then the then-current Conversion Factor will be reduced to 65% for all future conversions (subject to other reductions). Additionally, if at any time after the Effective Date, Borrower is not DWAC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. If at any time after the Effective Date, the Conversion Shares are not OTC Eligible, then the then-current Conversion Factor will automatically be reduced by an additional 5% for all future conversions.

On the date that is twenty (20) trading days (a “True-Up Date”) from each date Borrower delivers Free Trading (as defined below) Installment Conversion Shares to the Lender, there will be a true-up where the Company will deliver to the Lender additional Installment Conversion Shares (“True-Up Shares”) if the Installment Conversion Price as of the True-Up Date is less than the Installment Conversion Price used in the applicable Installment Notice. In such event, the Company must deliver to the Lender within three (3) trading days of the True-Up Date (the “True-Up Share Delivery Date”) a number of True-Up Shares equal to the difference between the number of Installment Conversion Shares that would have been delivered to the Lender on the True-Up Date based on the Installment Conversion Price as of the True-Up Date and the number of Installment Conversion Shares originally delivered to the Lender pursuant to the applicable Installment Notice.

The Company evaluated the note under the requirements of ASC 480 “Distinguishing Liabilities From Equity” and concluded that the note does not fall within the scope of ASC 480. The Company evaluated the Installment Conversion feature under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision which reduces the Lender Conversion Price in the event of subsequent Dilutive Issuances by the Company (see Lender Conversion below), the Installment Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company evaluated the embedded derivative criteria in ASC 815, and concluded that because the Common Stock that would be delivered by the Company if an Installment Conversion is elected (including True-Up Shares) would be readily convertible to cash by the Investor, the Installment Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

Lender Conversion

The Lender has the right at any time after the Effective Date until the outstanding balance of the note has been paid in full, including without limitation (i) until any Optional Prepayment Date or at any time thereafter with respect to any amount that is not prepaid, and (ii) during or after any Fundamental Default Measuring Period, at its election, to convert (each instance of conversion is referred to as a “Lender Conversion”) all or any part of the outstanding balance into shares (“Lender Conversion Shares”) of the Company’s Common Stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the “Lender Conversion Price” of $.80, subject to potential future adjustments described below.

The conversion by the Lender of any portion of the outstanding balance is only exercisable in three (3) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $275,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the note and the other Transaction Documents (as defined in the Securities Purchase Agreement) (the “Initial Tranche”), and (ii) two (2) additional Tranches, each in the amount of $137,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the note and the other Transaction Documents (each, a “Subsequent Tranche”). The Initial Tranche corresponds to the initial cash proceeds of $250,000 plus $25,000 of the OID, and may be converted any time subsequent to the Effective Date. The first Subsequent Tranche corresponds to Investor Note #1 plus $12,500 of the OID, and the second Subsequent Tranche corresponds to Investor Note #2 plus $12,500 of the OID. The Lender’s right to convert any portion of any of the Subsequent Tranches is conditioned upon the Lender’s payment in full of the Investor Note corresponding to such Subsequent Tranche (upon the satisfaction of such condition, such Subsequent Tranche becomes a “Conversion Eligible Tranche”). The Initial Tranche was immediately a Conversion Eligible Tranche at the Effective Date.

The Company evaluated the note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision which reduces the Lender Conversion Price in the event of subsequent Dilutive Issuances by the Company described above, the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the default and remedy provisions of the note (see Default Provisions below) cause the Lender Conversion feature to meet the net settlement criterion in ASC 815. Based on the Lender Conversion feature meeting all the embedded derivative criteria in ASC 815, the Lender Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The Company evaluated the Company’s option to settle the Lender Conversion in cash in the event the Lender elects to convert subsequent to the occurrence of an Event of Default under the requirements of ASC 815, and included that it meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The Company evaluated the Lender Conversion Delay provision under the requirements of ASC 815 and concluded it meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

As of September 30, 2014, the Conversion Eligible Outstanding Balance of the note was convertible into approximately 343,750 shares of the Company’s Common Stock. If the total outstanding balance of the note were convertible as of September 30, 2014, the note would have been convertible into 687,500. (See Note 18 - Subsequent Events to the condensed consolidated financial statements.)

The Company evaluated the embedded derivative criteria in ASC 815, and concluded that because certain of the Events of Default under the note are factors that are unrelated to a deterioration of the creditworthiness of the Company, the Events of Default and Default Interest provisions of the note are not considered clearly and closely related to the characteristics of debt. Based on meeting all the criteria in the definition, the Company concluded that the Events of Default and Default Interest provisions each meet the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

Company Prepayment Option

So long as no Event of Default has occurred subsequent to the Effective Date, the Company may at any time up to the Maturity Date optionally prepay, in full, the outstanding balance of the note at a price of 125% of the aggregate principal amount of the note, plus accrued and unpaid interest, if any, at the date of prepayment (“Optional Prepayment Amount”).

The Company evaluated the embedded derivative criteria in ASC 815, and concluded that the Company’s prepayment option is not the type of call option that meets the definition of an embedded derivative. However, the Optional Prepayment Liquidated Damages clause does meet the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

Investor Warrants

The Investor Warrants allow the Investor to purchase the number of shares of Common Stock (“Warrant Shares”) equal to the purchase price allocated to each Investor Warrant divided by the Market Price of the Company’s Common Stock immediately preceding the date each Investor Warrant first becomes exercisable, as such number may be adjusted from time to time pursuant to the antidilution provisions of the Investor Warrant. The Purchase Price allocated to each Investor Warrant is:

Investor Warrant #1:	$275,000
Investor Warrant #2:	137,500
Investor Warrant #3:	137,500
$550,000

The Market Price applicable to Investor Warrant #1, determined as of the Effective Date, was $.65 per share. Accordingly as of September 30, 2014, the maximum number of shares of the Company’s Common Stock Investor Warrant # 1 is exercisable into is 423,076 shares. The Market Price applicable to Investor Warrants #2 and #3 will be determined as of the related Investor Warrant’s “Exercisable Date” (defined below), so the number of shares into which Investor Warrants #2 and #3 are exercisable is not determinable as of September 30, 2014. Had all of the Investor Warrants been Exercisable as of September 30, 2014, the maximum number of shares of the Company’s Common Stock the Investor Warrants could be exercised into, based on the $.65 per share Market Price on that date, would be 846,153, which may ultimately be higher or lower.

The term of each Investor Warrant began on September 27, 2014 and expires on the fifth anniversary from each Investor Warrant becomes exercisable (the “Exercisable Date”). Investor Warrant #1 is exercisable at any time from September 27, 2014, and it expires September 27, 2019. The Exercisable Dates for Investor Warrant #2 and Investor Warrant #3 occur once the full outstanding balance of Investor Note #1 and Investor Note #2, respectively, has been paid to Company, and they expire on the fifth anniversary of their respective Exercisable Date.

The exercise price of the Investor Warrants is $.80 per share of the Company’s Common Stock, as may be adjusted from time to time pursuant to the antidilution provisions of the Warrants.

The Investor Warrants are exercisable by the Investor in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Investor Warrants are not indexed to the Company’s Common Stock, and the Company determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the Condensed Consolidated Balance Sheet at their fair value of approximately $183,000 at the date of issuance. The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

The fair value of the Warrants as of September 30, 2014 was approximately $183,000. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the Condensed Consolidated Statements of Operations.

The Company has not elected to initially and subsequently measure the note as a hybrid instrument in its entirety at fair value. Therefore, in accordance with ASC 815, the Company is accounting for all the embedded derivatives identified in the note as a single compound embedded derivative. The compound embedded derivative was recorded as a derivative liability on the Condensed Consolidated Balance Sheet at its fair value of approximately $279,000 at the date of issuance of the note. The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

The fair value of the compound embedded derivative liability as of September 30, 2014 was approximately $279,000. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Condensed Consolidated Statements of Operations.

Both the warrant derivative and embedded derivative liabilities are classified as noncurrent liabilities in the Condensed Consolidated Balance Sheet, and changes in their fair value are reported in general and administrative expense in the Condensed Consolidated Statements of Operations. There was no change in fair value of the warrant and embedded derivative liabilities for the three- and nine-month periods ended September 30, 2014 was $0.

The total proceeds $500,000 total proceeds received by the Company for the note and Investor Warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation was then applied to the note. Accordingly, the initial carrying amount of the note is approximately $39,000, derived as follows:

Face amount of note	$550,000
Original issuance discount	(50,000)
Allocation to Investor Warrants	(182,000)
Allocated to embedded derivatives	(279,000)
$39,000

The total discount on the note of $511,460 is being amortized to interest expense through the note’s maturity date using its effective interest rate of 420%. The net carrying amount of the note as of September 30, 2014 was $38,540. Interest expense on the note recognized in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014 was immaterial.

Investor Notes

The Company issued two Investor Notes on September 26, 2014. The principal of each Investor Note is $125,000. Interest accrues on the unpaid principal balance under the Investor Notes at a rate of eight percent (8%) per annum until the full amount of the principal and fees has been paid. The entire unpaid principal balance and all accrued and unpaid interest under each Investor Note, is due and payable thirteen (13) months from the date the Investor Note was entered into, which is October 26, 2015. However, the Investor may elect, in its sole discretion, to extend the maturity dates for up to thirty (30) days by delivering written notice of such election to Company at any time prior to the maturity date. The Investor may, with Company’s consent, prepay, without penalty, all or any portion of the outstanding balance of each Investor Note along with any accrued but unpaid interest at any time prior to the maturity date.

The Investor Notes contain certain default provisions of the Investor Notes generally such as the Investor’s failure to make any payment when due and payable, its failure to observe or perform any other covenant, obligation, condition or agreement contained in the Investor Note; or upon involuntary bankruptcy by the Investor, and such petition is not dismissed within sixty (60) days, or a receiver, trustee, liquidator, assignee, custodian, sequestrator or other similar official is appointed to take possession of any of the assets or properties of Investor.

The Investor Notes are recorded as non-current investments at cost, together with accrued interest thereon, in the Condensed Consolidated Balance Sheet. Interest income on the Investor Notes reported in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014 was immaterial.

NOTE 9 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of September 30, 2014 and December 31, 2013, the note had an outstanding balance of $1,340,000 and $1,400,000, respectively. The Company made $60,000 principal payments during the nine months ended September 30, 2014.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan.

During the three months and nine months ended September 30, 2014 and 2013, the Company made no payments to the City of North Vernon for accrued interest.

Principal and interest payments are expected to be paid in each fiscal year follows at September 30, 2014:

	Principal	Interest	Total
2014	$164,087	$157,853	$321,940
2015	107,838	126,464	234,302
2016	1,068,075	114,276	1,182,351
	$1,340,000	$398,593	$1,738,593

Interest expense incurred and accrued on the note payable was approximately $19,000 and $68,000 for the three months and nine months ended September 30, 2014 and approximately $19,000 and $57,000 for the three months and nine months ended September 30, 2013, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Expenses Paid by President

From time to time, the President of the Company will pay for expenses on behalf of the Company, which are recorded as expenses in the accompanying consolidated statement of operations and as a liability to the President of the Company under accounts payable - related parties in the accompanying consolidated balance sheet.

As of September 30, 2014 and December 31, 2013, the Company owed $0 to the Company president for expenses incurred on behalf of the Company.

Short Term Debt – Related Parties

During the nine months ended September 30, 2014 and 2013, the Company president advanced $50,000 and $62,000, respectively, to the Company to fund operations and the Company repaid $55,000 and $27,500 in 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the outstanding balance of short-term debt – related parties was $182,500 and $187,500, respectively. The amounts accrue interest at 10% and are due on demand.

Interest expense incurred and accrued on Short Term Debt-Related Parties was approximately $2,600 and $7,800 for the three months and nine months ended September 30, 2014 and approximately $3,400 and $10,400 for the three months and nine months ended September 30, 2013.

NOTE 11 – COMMON STOCK

During the nine months ended September 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 3,430,069 shares of common stock at prices ranging from $0.35 to $0.50 per share, for an aggregate purchase price of $1,314,500 less commissions paid of $65,644. One investor also received warrants to purchase 100,000 shares of common stock at $0.80 per share. The warrants vested immediately and have a term of three years.

During the nine months ended September 30, 2014, four investors converted their notes payable of $200,000 in aggregate plus accrued interest of approximately $7,500 into shares of common stock at the conversion price of $0.25 per share resulting in the Company issuing 829,689 shares of common stock.

During the nine months ended September 30, 2014, holders of the Company’s warrants exercised warrants, on a cashless exercise basis pursuant to an agreement with the Company and the Company issued approximately 136,000 shares of common stock in a non-cash transaction.

NOTE 12 – STOCK OPTIONS

During the nine months ended September 30, 2014, the Company issued options to an employee, which allowed the employee to purchase 50,000 shares of the common stock at .05 per share. The options vest immediately and have a term of three years. These options have a fair value of approximately $2,500, which was calculated using the Black-Scholes option pricing model, which has been included in compensation expense during the three and nine months ended September 30, 2014 and has been included in general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2014, one option holder exercised his option to purchase 100,000 shares of the Company’s common stock in a non-cash transaction and received approximately 92,000 shares of the Company’s common stock.

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	10,110,640	$0.08	3.43	—
Granted	50,000	0.05	3.00	—
Outstanding at March 31, 2014	10,160,640	0.08	2.75	—
Granted	—	—	—	—
Outstanding at June 30, 2014	10,160,640	$0.08	2.50	—
Exercised	(100,000)	.05	—	—
Granted	—	—	—	—
Outstanding at September 30, 2014	10,060,640	$0.08	2.50	—

The options vested as of September 30, 2014 were 8,783,117 and the total options expected to vest, as of September 30, 2014, is 10,060,640.

The Company recognized stock compensation expense as follows:

Three months ended Sept. 30, 2014	Three months ended Sept. 30, 2013	Nine months ended Sept. 30, 2014	Nine months ended Sept. 30, 2013
$39,898	$278,654	$122,126	$358,454

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at September 30, 2014, will be approximately $220,000.

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

Leases

The Company leased various facilities under a non-cancelable operating lease, which expired on September 30, 2013. The current minimum monthly rental payment is $4,750 plus various expenses incidental to use of the property. The Company has an option to extend the lease for one twelve month period at slightly higher monthly rent. The Company has been in discussions with the landlord to obtain a new lease agreement and effective on October 1, 2014, the Company entered into a new lease agreement for this facility with a term of twenty-four months with an option for another twelve months. Rent in the first twenty-four months is $7,800 per month plus various expenses incidental to use of the property. If the Company exercises its option for another twelve months, the rent during that period will be $8,500 per month plus various expenses incidental to use of the property.

The Company also leased a research facility in New Albany, Indiana under a sixty-five month lease that was to expire on March 30, 2015. The Company evaluated the lease under FASB ASC 840-20 “Operating Leases” and notes that the lease qualifies as an escalating lease. Therefore, rent expense was calculated on a straight-line basis, and was determined to be $3,124 per month. In May 2013, the landlord terminated the lease and the company moved out of the related space. All past and future rent unpaid obligations under the lease were forgiven. The Company’s deferred rent liability at September 30, 2014 and 2013 was $0 and $0, respectively.

Rent expense for the three months and nine months ended September 30, 2014 and 2013 was $18,448 and $16,610 and $55,915 and $65,030 before the write off of the deferred rent liability of $48,426 during the nine month period ended September 30, 2013.

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

In the event of a successful transaction, the investment banking firm will earn fees based on a percentage of the aggregate consideration for an equity transaction on a sliding scale starting at 5% for Aggregate Consideration of less than USD $10,000,000 1% For Aggregate Consideration above USD $75,000,001.

To date, no transaction has been consummated.

On September 11, 2014, the Company entered into an agreement with an investment banking firm, which already had a fee sharing agreement with the investment banking firm disclosed above, which will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The agreement will expire in one year from the date the agreement was signed, with an option to terminate after six months, after all fees have been paid. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement.

In the event of a successful transaction, the investment banking firm will earn fees, for the first $2 million raised, 1.25% of fully diluted outstanding equity at day of closing and for each $1.5 million raised thereafter, 500,000 of shares of the Company’s common stock.

The investment firm was successful in completing an equity transaction with the Company and was paid commission of approximately $65,000.

On August 18, 2014, the Company entered into an agreement with an investment banking firm which will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The agreement, on an exclusive basis for sixty days from the date of the agreement and then reverting to a non-exclusive basis, will expire in one year from the date the agreement was signed, with an option to extend the agreement after six months, or either party can terminate in writing to the other party. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement.

In the event of a successful transaction, the investment banking firm will earn fees, 8% of the amount of any equity or hybrid equity raised up to $5 million and 6%, over $5 million, payable when the Company receives proceeds from the transaction.

In addition, the Company agreed to grant the investment banking firm warrants to purchase that number of shares of the Company’s common stock equal to 6% of the value of value of successful common stock equity raised at 100% of the price at closing of a transaction for a period of two years and/or grant investment banking firm warrants to purchase that number of shares of the Company’s common stock equal to 6% of the value of a successful preferred stock, debt, hybrid debt of any kind (convertibles, warrants, etc.) or debt and equity combination common stock equity raised at 100% of the price at closing of a transaction for a period of two years. These stocks shall be delivered in cashless exercise and issuable from the investment closing date up to no more than five years from the date and upon exercise shall be fully paid and non-assessable. The Company’s common stock obtainable upon exercise of such warrants shall carry unlimited “piggyback” registration rights of the Company.

The investment firm was successful in completing a debt transaction with the Company and will be paid a combination of cash and receive warrants as the proceeds from the debt transaction are received by the Company. No cash was paid or accrued and no warrants were issued during the nine months ended September 30, 2014 as the calculation of the amounts due had not yet been finalized between the parties.

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

As the Company has net losses, the Company had no potential dilutive securities for the three and nine months ended September 30, 2014 and 2013, as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive earnings (loss) per share.

The following table sets for the computation of basic and diluted net income (loss) per share:

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net loss attributable to common stockholders	$(1,487,359)	$(1,178,204)	$(3,546,789)	$(3,415,421)

Basic weighted average outstanding shares of common stock	86,741,574	75,583,933	85,200,993	48,009,364

Dilutive effect of common stock equivalents	—	—	—	—

Dilutive weighted average common stock equivalents	86,741,574	75,583,933	85,200,993	48,009,364

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.07)

NOTE 15 – SEGMENT INFORMATION

The Company’s operations are classified into the sales of products within the United States and outside the United States. We determined our operating segments in accordance with FASB Topic 280, Segment Reporting. Results of the operating segments are as follows:

Three months ended September 30, 2014:

	Domestic	International	Total
Sales	$14,763	$358,775	$373,538
Cost of goods sold	27,094	658,434	685,528
Gross profit	$(12,331)	$(299,659)	$(311,990)

Accounts receivable	$45,711	$438,222	$483,933

Three months ended September 30, 2013:

	Domestic	International	Total
Sales	$12,684	$35,173	$47,857
Cost of goods sold	15,344	42,552	57,896
Gross profit	$(2,660)	$(7,379)	$(10,039)

Nine months ended September 30, 2014:

	Domestic	International	Total
Sales	$14,763	$811,035	$825,798
Cost of goods sold	22,081	1,213,045	1,235,126
Gross profit	$(7,318)	$(402,010)	$(409,328)

Nine months ended September 30, 2013:

	Domestic	International	Total
Sales	$10,954	$592,526	$603,480
Cost of goods sold	8,862	479,345	488,207
Gross profit	$2,092	$113,181	$115,273

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months and nine months ended September 30, 2014 and 2013 was nil.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Statements of Operations and within the related tax liability line in the Condensed Consolidated Balance Sheets.

NOTE 17 - RESTATEMENT OF SEPTEMBER 30, 2013 FORM 10Q

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

Accordingly, the accounts below have been retroactively adjusted as summarized below:

	As Previously Reported	Adjustment	As Restated
As of and for the period ended September 30, 2013 Condensed Consolidated Balance Sheet
Additional paid-in capital	6,372,856	292,761	6,665,617
Accumulated deficit	(8,758,779)	(292,761)	(9,051,540)

Condensed Consolidated Statement of Operations
For the three months ended
General and administrative expenses	389,235	292,761	681,996
Total operating expenses	703,306	292,761	996,067
Loss from operations	(713,345)	(292,761)	(1,006,106)
Net loss	(885,443)	(292,761)	(1,178,204)
Net loss per share - basic and diluted	(0.01)	(0.01)	(0.02)
For the nine months ended
General and administrative expenses	2,442,598	292,761	2,735,359
Total operating expenses	2,934,044	292,761	3,226,805
Loss from operations	(2,818,771)	(292,761)	(3,111,532)
Net loss	(3,122,660)	(292,761)	(3,415,421)

Condensed Consolidated Statement of Cash Flows:
Net loss	(3,122,660)	(292,761)	(3,415,421)
Stock option expense	119,693	238,761	358,454
Stock based compensation	1,504,200	54,000	1,558,200

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 445,428 shares of common stock at a price of $0.35 to $0.40 per share, for an aggregate purchase price of approximately $159,200 before commissions paid of $46,380.

On October 9, 2014, the Company entered into a subscription agreement with an accredited investor for the issuance of a convertible promissory note in the aggregate principal amount of $200,000, in exchange for $100,000 in cash at closing, additional amounts due to the Company at the investor’s discretion and $20,000 of original issue discount interest. The note is convertible into shares of common stock of the Company at $.80 per share or a price to be determined by a formula using the lowest bid price of the Company’s common stock for a period preceding the date of conversion. In addition, warrants entitling the investor to purchase 199,396 shares of the Company’s common stock at a price driven by the market price of the Company’s stock at the date of conversion. The warrants have a term of five years and vest immediately. The note bears interest at 10% per annum and any unpaid principal and interest is due in full in one year from October 9, 2014.

The Company is currently evaluating the embedded conversion features within this convertible debt agreement under ASC 815 “Derivatives and Hedging” and will determine whether the embedded conversion feature or the warrants qualify for derivative accounting. Additionally, this instrument will be evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

On October 16, 2014, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of original issue discount senior debt secured convertible debentures in the aggregate principal amount of $3,520,000, in exchange for $3,520,000 in secured investor notes payable to the Company, less the initial subscription amount of $712,500 and initial cash at closing of $622,500. The debentures include a 5% original issue discount and bear interest at 10% per annum, of which the first year is guaranteed by the lenders. The secured investor notes are secured by equity interests in one of the investors held by members thereof pursuant to a security agreement.

The notes are convertible into shares of common stock of the Company at a price determined by a formula using the volume weighted average price of the Company’s stock for a twenty day trading period prior to the conversion date at a rate of 70%. The Company may prepay any portion of the principal amount due under the debentures at 130% of such amount.

Principal payments on the notes are due starting approximately six months from the date of the note, on April 15, 2015, in various amounts as contained in the notes and can be paid in cash, with a 30% premium over payments made in shares of the Company’s common stock, or, in issuances of the Company common stock. The final payment is due on October 1, 2015. The note bears interest at 12% per annum.

The Company will pay aggregate commissions to an investment advisor under the terms of the agreement disclosed herein in connection with the placement described herein in the amount of $253,000 payable as funds are received by the Company under the terms of the agreement.

The Company is currently evaluating the embedded conversion features within this senior secured convertible debenture agreements under ASC 815 “Derivatives and Hedging” and will determine whether the embedded conversion feature or the warrants qualify for derivative accounting. Additionally, this instrument will be evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013.

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

WindStream sells its products through distribution channels to reduce the direct sales cost incurred by the Company. In recent months, the Company has signed distribution agreements with Jamaica’s national utility company, Jamaica Public Service, (JPS) for Jamaica and throughout the Caribbean. In Japan, the Company has signed a distribution agreement with Tosmo, Inc. In Malaysia, the Company has signed a distribution agreement with MY Windstream Energy, Sdn Bhd. In Africa, several agreements have been signed with the following distributors for sales throughout Africa: Suka Wind & Solar Ltd. in Ghana, one of the country’s largest solar installers, Senan Liberia, Inc. in Liberia, Africa Energy Limited in Kenya and Viza Networks Limited Tanzania. In Turkey, the distributor is Meytek Group, a large installer of solar systems, and Key City Trading in the Netherlands and B.E.S.T. Ltd. in New Zealand. These are generally non-exclusive agreements giving the distributor the right to sell the Company’s products and see in-market success prior to entering into exclusive sales agreements with success-based milestones.

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

Recent Developments:

●	The Company has commissioned the world’s largest hybrid renewable energy project on the roof of the prominent law firm Myers, Fletcher & Gordon in Kingston, Jamaica. A video of the installation can be seen here: www.windstream-inc.com/installations/myers-fletcher-gordon.

●	The Company has signed a distribution agreement with Tosmo, Inc. of Japan, a leader in the energy efficient lighting market and expanding into renewable energy products.

●	The Company has established an entity, WindStream Energy Technologies, India Pvt. Ltd. to facilitate manufacturing and sales throughout India and South Asia. In July 2014, the India office opened in Banjara Hills, Hyderabad India and commenced operations.

●	The Company has secured an increase in its working capital line of credit from GBC International Bank. The line of credit is now a revolving line up to $2 Million dollars.

●	The Company received a purchase order in Malaysia for pilot installation in an Eco-Housing development. Project scope 800 homes when fully deployed.

●	Jamaica Public Service (JPS) has issued a new purchase order to the Company for greater than $8 million dollars for continued rollout of the Company’s products bringing the total to over $22 million dollars.

●	ACC Limited, South Asia’s largest cement manufacturer has agreed to a 2-3 MW’s deployment of SolarMills on the 12 ACC sites now being planned for commercial deployment.

●	The Company launched its MobileMill ™ product. A portable renewable energy generation for 1st responders in disaster situations. The Company is now taking orders for the MobileMill ™ after a successful launch with the Indiana Department of Homeland Security.

Results of Operations for the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended
	Sept. 30, 2014	Sept. 30, 2013
Sales	$373,538	$47,857
Gross Profit (Loss)	$(311,990)	$(10,039)
Research and Development Expenses	$91,666	$314,071
General and Administrative Expenses	$867,094	$681,996
Operating Expenses	$958,760	$996,067
Other Income (Expense)	$(216,609)	$(172,098)
Net Loss	$(1,487,359)	$(1,178,204)

For the three months ended September 30, 2014 and 2013, the Company reported a net loss of $1,487,359 and $1,178,204, respectively. The change in net loss between the three months ended September 30, 2014 and 2013 was primarily attributable to a higher level of sales and thus greater manufacturing costs, as well as increases in such expenses as wages and salaries, professional fees, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes in 2014.

Sales - Net sales for the three months ended September 30, 2014, were $373,538, compared to $47,857 for the three months ended September 30, 2013. The increase in sales is due to the successful efforts of the Company’s sales force to focus on international customers.

Gross Profit/(Loss) - During the three months ended September 30, 2014 the gross loss percentage was 83.5% and during the three months ended September 30, 2013, the gross loss as a percentage of sales was approximately 21%. The change in the gross loss percentage is primarily attributable to increased manufacturing costs, labor and overheads, and increased warranty expenses, during a period of higher sales. The Company has a positive gross margin on the cost of materials only compared to sales.

Operating Expenses –

Research and Development - Research and Development for the three months ended September 30, 2014, were $91,666, as compared to $314,071 for the three months ended September 30, 2013. The change is primarily attributable to the decrease of development activities as the Company concentrates on increasing sales of the Company’s existing products.

General and Administrative Expenses - General and Administrative for the three months ended September 30, 2014, were $867,094, as compared to $681,996 for the three months ended September 30, 2013. The increase is attributable to the increases in such expenses as wages and salaries, professional fees, marketing, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales in 2014.

Total Operating expenses for the three months ended September 30, 2014 were $958,760, as compared to $996,067 for the three months ended September 30, 2013.

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

Other Income (Expense) - Other income (expense) for the three months ended September 30, 2014 was ($216,609), as compared to ($172,098) for the three months ended September 30, 2013. The increase is primarily attributable to the increase in interest expense the increase in the balance outstanding on the EX IM bank line of credit.

Results of Operations for the three months ended September 30, 2014 and 2013, Domestic

Sales - Net sales for the three months ended September 30, 2014, in the domestic segment were $14,763, compared to $12,684 for the three months ended September 30, 2013. The slight increase in domestic sales is due to the success of the Company’s efforts to obtain additional international customers in 2014 and 2013.

Cost of sales - During three months ended September 30, 2014, cost of sales in the domestic segment were $27,094 compared to $15,344 for the three months ended September 30, 2013. The dollars are slightly higher due to slightly higher domestic sales.

Results of Operations for the three months ended September 30, 2014 and 2013, International

Sales - Net sales for the three months ended September 30, 2014, in the international segment were $358,775, compared to $35,173 for the three months ended September 30, 2013. The increase in sales is the result of the Company’s efforts to obtain international customers in 2014 versus 2013 as shown by the JPS orders, for example.

Cost of sales - During three months ended September 30, 2014, cost of sales in the international segment were $658,434 compared to $42,552 for the three months ended September 30, 2013. The dollars are higher due to the ramping up of production and related costs to produce more products and increased warranty expenses, in 2014 compared to 2013.

As a result of the foregoing, for the three months ended September 30, 2014 and 2013, the Company reported a net loss of $1,487,359 and $1,178,024, respectively. The change in net loss, approximately $59,000 between the three months ended September 30, 2014 and 2013, was attributable to primarily to increases in general and administrative expenses due to increased efforts to increase sales.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013
Sales	$825,798	$603,480
Gross Profit (Loss)	$(409,328)	$115,273
Research and Development Expenses	$128,117	$491,446
Inventory	$111,000	$—
General and Administrative Expenses	$2,300,491	$2,735,359
Operating Expenses	$2,539,608	$3,226,805
Other Income (Expense)	$(597,853)	$(303,889)
Net Loss	$(3,546,789)	$(3,415,421)

For the nine months ended September 30, 2014 and 2013, the Company reported a net loss of $3,546,789 and $3,415,421, respectively. The change in net loss between the nine months ended September 30, 2014 and 2013 was primarily attributable to a higher level of sales and thus greater manufacturing costs, as well as increases in such expenses as wages and salaries, professional fees, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales and improve production processes. The nine months ended September 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014.

Sales - Net sales for the nine months ended September 30, 2014, were $825,798, compared to $603,480 for the nine months ended September 30, 2013. The increase in sales is due to the successful efforts of the Company’s sales force in this period to obtain more international orders.

Gross Profit/(Loss) - During the nine months ended September 30, 2014, the gross loss as a percentage of sales was 49.6%, compared to a gross profit as a percentage of sales of 19.1% for the nine months ended September 30, 2013. This decrease in gross profit percentage is primarily attributable to increased manufacturing costs, labor and overheads, and increased warranty expenses, during a period of higher sales. The Company has a positive gross margin on the cost of materials only compared to sales.

Operating Expenses –

Research and Development - Research and Development for the nine months ended September 30, 2014, were $128,117, as compared to $491,446 for the nine months ended September 30, 2013. The change is primarily attributable to the decrease of development activities as the Company concentrates on increasing sales of the Company’s existing products.

Write down of Inventory - During the nine months ended September 30, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying condensed consolidated statements of operations. There was no such write-down in 2013.

General and Administrative Expenses – General and Administrative for the nine months ended September 30, 2014, were $2,300,491, as compared to $2,735,359 for the nine months ended September 30, 2013. The nine months ended September 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014. The increase, that is the change in expenses without the stock compensation expense in 2013, is attributable to the increases in such expenses as wages and salaries, professional fees, marketing, product development and travel and entertainment expenses associated with the Company’s efforts to increase sales.

Total Operating expenses for the nine months ended September 30, 2014 were $2,539,608, as compared to $3,226,805 for the nine months ended September 30, 2013.

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

Other Income (Expense) - Other income (expense) for the nine months ended September 30, 2014 was ($597,853), as compared to ($303,889) for the nine months ended September 30, 2013. The amortization of the debt discount and the amortization of deferred financing costs, totaling approximately $353,000, which are included in interest expense for the nine months ended September 30, 2014, but occurred during only a portion of the nine months in 2013, with total amortization $168,00 for the nine months ended September 30, 2013 and increased borrowings, and related interest costs, under the Company’s line of credit with the Export Import Bank in 2014 which started towards the end of the first quarter of 2013.

Results of Operations for the nine months ended September 30, 2014 and 2013, Domestic

Sales - Net sales for the nine months ended September 30, 2014, in the domestic segment were $14,763, compared to $10,954 for the nine months ended September 30, 2013. The increase in sales is due to the results of the Company’s efforts to obtain additional domestic orders in 2014 versus 2013.

Cost of sales - During nine months ended September 30, 2014, cost of sales in the domestic segment were $22,081 compared to $8,862 for the nine months ended September 30, 2013. The dollars are higher due to increased domestic sales.

Results of Operations for the nine months ended September 30, 2014 and 2013, International

Sales - Net sales for the nine months ended September 30, 2014, in the international segment were $811,035, compared to $592,526 for the nine months ended September 30, 2013. The increase in sales is due to the timing of new orders resulting from the Company’s successful efforts to obtain international customers in 2014 versus 2013.

Cost of sales - During nine months ended September 30, 2014, cost of sales in the international segment were $1,213,045 compared to $479,345 for the nine months ended September 30, 2013. The dollars are higher due to due the ramping up of production and related costs to produce and sell more products and increased warranty expenses, in 2014 compared to 2013.

As a result of the foregoing, for the nine months ended September 30, 2014 and 2013, the Company reported a net loss of $3,546,789 and $3,415,421, respectively. The change in net loss between the nine months ended September 30, 2014 and 2013 was attributable to lower gross margin dollars on sales and increases in general and administrative expenses due to increased efforts to increase sales and improve manufacturing processes. The nine months ended September 30, 2013 included $1.5 million in stock based compensation paid to several outside parties. There was no such transaction in 2014.

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

The following table provides selected financial data about the Company as of September 30, 2014 and December 31, 2013. For detailed financial information, see the accompanying financial statements.

	September 30, 2014	December 31, 2013
Cash	$273,439	$203,534
Total assets	2,973,923	2,136,688
Total liabilities	$6,704,961	$4,349,341
Stockholder deficit	$(3,731,038)	$(2,212,653)

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 compared to December 31, 2013:

	September 30, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$2,690,598	$1,776,758	$913,840
Current Liabilities	$5,529,048	$3,173,428	$2,335,620
Working Capital	$(2,838,450)	$(1,396,670)	$(1,441,780)

As of September 30, 2014, we had negative working capital of $2,838,450, which was an increase as compared to negative working capital of $1,396,670 as of December 31, 2013. The increase was due primarily to an increase of debt.

The Company’s working capital revolving line of credit with a bank was extended loan for another twelve months at substantially the same terms but with an increase in the current credit limit from $950,000 to $2,000,000. The outstanding balance as of September 30, 2014 and December 31, 2013 was $1,849,756 and $550,000 respectively, which has been included in the short-term debt – third parties in the accompanying condensed consolidated balance sheets.

On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8% which is accruing and due in full at the end of the note. At September 30, 2014, the outstanding balance on this note was $200,000.

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

On September 26, 2014, the Company entered into a subscription agreement with an accredited investor for the issuance of a convertible promissory note in the aggregate principal amount of $550,000, in exchange for $250,000 in cash at closing, investor notes payable to the Company of $250,000 and $50,000 of original issue discount interest. The note is convertible into shares of common stock of the Company at $0.80 per share or a price determined by a formula using the lowest bid price of the Company’s common stock for a period preceding the date of conversion. In addition, warrants entitling the accredited investor to purchase shares of common stock at a price of the investors’ notes, $250,000, plus original issue discount interest of $25,000 at a price driven by the market price of the Company’s common stock at the time of conversion. The warrants have a term of five years and vest immediately. Principal payments on the note are due starting six months from the date of the note in the amount of $68,750 and will be paid in cash or by converting the amount due in to common shares of the Company’s stock. The note bears interest at 10% per annum and any unpaid principal and accrued interest is due in full in thirteen months.

During the nine months ended September 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 3,430,069 shares of common stock at prices ranging from $0.35 to $0.50 per share, for an aggregate purchase price of $1,314,500 less commissions paid of $65,643. One investor also received warrants to purchase 100,000 shares of common stock at $0.80 per share. The warrants vested immediately and have a term of three years.

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $3,346,910 and $1,913,377 respectively. The increase in cash used in operating activities was primarily related to increased sales of products in the first full year of the Company’s sales activities and the associated increases in related working capital.

Net cash in all investing activities for the nine months ended September 30, 2014 and 2013 was $266,719 and $6,618 respectively. In connection with the issuance of a secured convertible debenture, the Company received notes payable to the Company from the investor totaling $250,000 and there was Original Issue Discount interest of $50,000 associated with the debenture. The Company purchased $6,185 of machinery and equipment during the nine months ended September 30, 2014 and $6,618 during the nine months ended September 30, 2013.

Net cash obtained through all financing activities for the nine months ended September 30, 2014 and 2013 was $3,683,534 and $2,557,513 respectively. The Company received proceeds from borrowings on the line of credit, short term debt and short term debt from related parties, the proceeds from issuance of convertible debt and the issuance of common stock in the nine months ended September 30, 2014 and borrowings on the line of credit, proceeds from convertible debt and short term debt from related parties in the nine months ended September 30, 2013. The estimated working capital requirement for the next 12 months is $1,000,000 with an estimated burn rate of $100,000 per month. As reflected in the accompanying financial statements, the Company had cash of $273,439 at September 30, 2014.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the three and nine months ended September 30, 2014 and 2013, respectively.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At September 30, 2014 and December 31, 2013, unamortized deferred financing costs incurred totaled $6,809 and $37,529, respectively. Amortization of deferred financing costs, which has been included interest expense, for the three months and nine months ended September 30, 2014 and 2013, was approximately $7,500 and $28,000 in 2014 and approximately $22,488 and $30,000 in 2013.

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

A summary of contractual debt obligations follows:

		Payments due by period:
		Less than			More than
Contractual Obligations:	Total	one year	1-3 years	3-5 years	5 years

Short term convertible notes payable	$1,300,000	$1,300,000
Short term debt - related party	$182,500	$182,500
Short term debt - third parties, includes:
Line of credit with a bank	$1,849,757	$1,849,757
Notes payable to various individuals	$600,000	$600,000
Total short term debt - third parties	$2,449,757	$2,449,757

Notes payable, including interest	$1,738,593	$321,940	$1,416,653

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

The Company is currently engaged in two cases, which do not have a material effect on the Company’s operations. The first is a case between WindStream and a prior vendor that, at one time, supplied components for the Company’s products. As a result of this vendor’s disruption in the Company’s supply chain, the Company has sought out and secured other, more reliable sources of the needed raw materials and has not seen a disruption in its final product output. The second case is a Trademark infringement issue that relates to the Company name, WindStream Technologies and prior use. Both of these cases are currently being litigated by the Company’s attorneys.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 10K, filed with the SEC on April 11, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014, we have issued the following securities, which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

During the nine months ended September 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 3,430,069 shares of common stock at prices ranging from $0.35 to $0.50 per share, for an aggregate purchase price of $1,314,500 less commissions paid of $65,643. One investor also received warrants to purchase 100,000 shares of common stock at $0.80 per share. The warrants vested immediately and have a term of three years.

During the nine months ended September 30, 2014, four investors converted their notes payable of $200,000 plus accrued interest of approximately $7,500 in aggregate into shares of common stock at $0.25 per share and the Company issued 829,689 common shares to these four investors.

During the nine months ended September 30, 2014, holders of the Company’s warrants exercised warrants, on a cashless exercise basis pursuant to an agreement with the Company and the Company issued approximately 136,000 shares of common stock in a non-cash transaction.

During the nine months ended September 30, 2014, one option holder exercised his option to purchase 100,000 shares of the Company’s common stock in a non-cash transaction.

Subsequent to September 30, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 445,428 shares of common stock at a price of $0.35 to $0.40 per share, for an aggregate purchase price of approximately $159,200 before commissions paid of $46,380.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: November 14, 2014	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

