Form 10-K
period 2014-12-31
Windstream Technologies, Inc.
filed 2015-04-15
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 000-54360

WINDSTREAM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Wyoming	98-0178621
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

819 Buckeye Street
North Vernon, Indiana	47265	(812) 953-1481
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the common stock as quoted on the OTCQB market was $57,784,759. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 13, 2015, there were 93,604,796 shares of registrant’s common stock outstanding.

PART I

ITEM 1. – BUSINESS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of WindStream Technologies, Inc., a Wyoming corporation (“WindStream”), together with its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: WindStream Technologies, Inc., a California corporation (“WindStream Sub”), and WindStream Technologies Latin America Inc., a Peru corporation (“WTLA”) as well as the Company’s majority-owned subsidiary, WindStream Energy Technologies Pvt. Ltd., an Indian corporation (“WET”).

“TurboMill®”, “TurboMills®”, “SolarMill®”, “TowerMill™”, “MobileMill™” and other trademarks and intellectual property of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Corporate History

We were originally incorporated as Solarte Hotel Corporation in May 2008 to purchase real estate in the archipelago of Bocas Del Toro, Panama and to develop a luxury eco-lodge hotel on the property. In June 2009, we abandoned this business plan and embarked on a new plan to market incorporation services, including U.S. jurisdictions, Panama and other offshore jurisdictions, as a form of estate planning or asset protection for our clients.

In October 2011, a new interim President was appointed with the intention that we would acquire a Spokane, Washington-based company named Blue Star Technologies, as soon as an audit of that entity could be completed. In December 2011, we changed our name to Blue Star Entertainment Technologies, Inc., in connection with that proposed acquisition. However, no audit was ever completed for, nor did we acquire, Blue Star Technologies.

In November 2012, we entered into that certain Share Exchange Agreement (the “Original Share Exchange”), by and among the Company, Windaus Global Energy, Inc., a company incorporated pursuant to the laws of the Province of Ontario (“OpCo”) and Maurice and Judy Dechamps, the sole shareholders of OpCo (the “Shareholder”), pursuant to which we were to acquire all of the outstanding shares of OpCo (the “Opco Stock”) in exchange for the right to receive 36 million shares of our common stock (the “Windaus Stock”).

Subsequent to the execution of the Original Share Exchange, in December 2012, we entered into that certain Technology Transfer Agreement (the “Technology Transfer Agreement”) by and between the Company, as buyer, and OpCo, as seller, whereby we sought to acquire certain patent rights and other technology owned by OpCo in exchange for the issuance of approximately 36 million shares of our common stock, and mutually cancel and rescind the Original Share Exchange together with the obligations thereunder.

Effective on May 22, 2013 (the “Closing Date”), we entered into that certain Rescission Agreement (the “Rescission Agreement”) by and among the Company, OpCo and the Shareholder. Pursuant to the terms of the Rescission Agreement, the parties confirmed and ratified the rescission of the Original Share Exchange and the Technology Transfer Agreement. In addition, the Shareholder agreed to surrender the Windaus Stock held by it, if any, to us for cancellation and cancel or terminate any instructions to issue shares to any other recipients, the OpCo Stock was returned by the Company to the Shareholder and any assets transferred to the Company by OpCo were transferred and conveyed back to OpCo.

Simultaneously on the Closing Date, we entered into that certain Share Exchange Agreement (the “New Share Exchange Agreement”) by and among the Company, WindStream Sub and certain shareholders of WindStream Sub. Pursuant to the New Share Exchange Agreement, the outstanding common and preferred stock of WindStream Sub held by the WindStream Shareholders were exchanged for shares of our common stock. 955,000 shares of WindStream Sub common stock and 581,961 shares of WindStream Sub preferred stock were exchanged for 39,665,899 new shares of our common stock. Also, approximately 13.4 million shares were reserved for issuance upon the exercise of options under WindStream Sub’s stock option plan. As a result of the New Share Exchange Agreement and the other transactions contemplated thereunder, WindStream Sub became our wholly-owned subsidiary. The share exchange is accounted for as a reverse merger with Windstream Sub being the accounting acquirer. The historical financial statements of WindStream Sub are our historical financial statements and information as of the date of the merger.

Prior to May 22, 2013, the Company was a shell company. Subsequent to that date, the Company was no longer a shell company.

Business Overview

We are developing low-cost, high efficient products that harness renewable energy resources in urban and rural environments as well as both on- and off-grid. As the cost of energy rises, both in monetary and environmental terms, we believe consumers and governments will increasingly seek inexpensive and renewable alternatives to fossil fuels. We believe billions of people around the world could see direct benefit from the clean, renewable, distributed energy solutions that our products provide.

We have already begun to capitalize on these enormous market opportunities by creating products designed to meet the demands of any customer, whether on- or off-grid. We currently are shipping or have shipped products to over 34 countries around the world. These products can be scaled up to expand the generation needs of the individual consumer, business or industry.

The SolarMill®, our core product, is a unique, hybrid energy solution that allows customers to achieve cost savings and access to an uninterrupted supply of clean, renewable energy. The SolarMill® is a modular, renewable energy system designed and optimized for both on- and off- grid applications. It utilizes three low-profile, vertical-axis wind turbines mounted on a single base, which can be interconnected to maximize wind energy production in low and turbulent wind environments, commonly found in urban settings. This modular, scalable system integrates photovoltaic panels into the structure, using the same mounting structure, electronics and inverters to capture the complementary solar and wind resources.

Our Strategy

Our strategy is to focus on developing regional distribution relationships. Companies with deep expertise about their own local or regional markets will be selected to handle product promotion and manage sales channels. We provide all the necessary training to enable our partners to handle all aspects of the sale process: assembly; siting; installation; maintenance and service. We are positioning ourselves to mainly be a business-to-business supplier, with distributors handling relationships with the ultimate customers. We may get directly involved in a customer installation for particularly large projects.

We target markets that have one or more of the following properties:

●	Electricity is expensive;

●	Electricity supply is inconsistent or non-existent;

●	Government mandates exist to introduce renewable and hybrid energy solutions; or

●	Electricity consumers exhibit a high level of concern for sustainability.

As a result, developing economies make a perfect target market for us because they often suffer from electricity shortages and/or high energy costs. At the same time, developed economies are potential markets as governments and consumers realize the importance of switching to environmentally-friendly and sustainable energy sources and are willing to adopt solutions that may be more expensive than conventional sources, which are often based on burning fossil fuels.

Target Markets

The greatest opportunity for our products is in markets where consumers have no access to electricity at all or where the cost of electricity is very high. This demand-driven opportunity is also attractive due to abundant sun and wind typical of many of these regions. The population in these markets is vast and our products provide less expensive renewable energy generation than is typically available.

We target countries with a mean wind speed of greater than 5 m/s and a solar resource in excess of 4 direct normal insolation (DNI) a day. See the maps below showing worldwide solar and wind data. If both of these parameters are met and local cost of energy is greater than $0.20 per kilowatt-hour (kWh), then the period of time it would take a consumer to see savings from energy production to recover their initial costs, without government incentives, will be less than 10 years, which is the period of time we believe most consumers, commercial property owners, and governments/municipalities look for when making such investments in energy-related infrastructure.

5

Markets Where Energy Is Expensive

One of our primary market opportunities comes from the high cost of electricity in many parts of the world. Typically, renewable energy sources are associated with a higher price per kWh than conventional electricity, but this is not a universal rule and generally applies to developed markets with high rates of electrification and/or countries with ample energy from conventional sources, such as hydro, coal, oil and gas.

However, even with conventional energy sources, many countries have very expensive electricity. Island nations, for instance, often have to import fuel to produce electricity, and shipping costs add significantly to the users’ electric bills. The table below shows energy rates in selected countries around the world.

Country/Territory	US cents/kWh	Date
Argentina (Concordia)	19.13	2013
Australia	30.817 kWh plus 91.755 cents per day service fee	2012
Belgium	18.66	2013
Bulgaria	13.38 day (between 7:00-23:00 DST); 9.13 night	2014
Brazil	16.20	2011
Cambodia (Phnom Penh)	15.63 to 21.00	2014
Canada, Ontario, Toronto	6.52 to 11.69 depending on time of day plus transmission, delivery, and other charges of about 3.75/kWh	2014
China	7.5 to 10.7	2012
Chile	23.11	2011
Colombia (Bogota)	18.05	2013
Denmark	38	2013
Egypt	1.24 to 12.21, depending on total monthly consumption, subsidized	2014
Ethiopia	6.7 to 7.7	2012
France	20	2011
Germany	28.49	2013
Romania	18.40	2013
Hungary	17	2013
India	0.1 to 18 (average 7)	2013
Indonesia	8.75	2013
Israel	18	2013
Italy	32	2013
Jamaica	33 to 34 (reduction due to lower fuel prices)	2015
Jordan	5 to 33	2012
Korea (South)	5.50 to 52.2	2013
Malaysia	7.09 to 14.76	2013
Netherlands	26	2013
New Zealand	19.15	2012
Nicaragua	10 to 48, depending on total monthly consumption	2014
Nigeria	2.58 to 16.55	2013
Philippines	36.13	2013
Russia	2.4 to 14	2013
Singapore	20.88	2013
Spain	30	2013
South Africa	8 to 16	2012
Thailand	6 to 13	2013
Turkey	12.57 to 18.63	2014
United Kingdom	24	2013
United States	12	2013
Vietnam	6.20 to 10.01	2011

Sources: http://en.wikipedia.org/wiki/Electricity_pricing#Global_electricity_price_comparison;
http://www.eia.gov/todayinenergy/detail.cfm?id=18851
http://cleantechnica.com/2013/09/30/average-electricity-prices-around-world/

Island nations have some of the highest energy prices in the world, an average of $0.39/kWh in 2010, according to data from the Pacific Power Association. Yet most of them are located in areas with ample solar and wind resources, a combination of factors that makes them good markets for our products. For example, Jamaica was the country of one of our first large-scale deployments.

Markets Where Energy Supply Is Inconsistent or Non-Existent

Places where the supply of electricity either does not exist or is very unreliable or sporadic represent a huge opportunity for us. The “World Energy Outlook 2011” (WEO-2011), published by the International Energy Agency (IEA) and the World Bank, reports that 1.3 billion people lived without any access to electricity in 2009:

Region	Population without electricity (in millions)	Electrification rate	Urban electrification rate	Rural electrification rate
Africa	587	41.8%	68.8%	25.0%
North Africa	2	99.0%	99.6%	98.4%
Sub-Saharan Africa	585	30.5%	59.9%	14.2%
Developing Asia	675	81.0%	94.0%	73.2%
China & East Asia	182	90.8%	96.4%	86.4%
South Asia	493	68.5%	89.5%	59.9%
Latin America	31	93.2%	98.8%	73.6%
Middle East	21	89.0%	98.5%	71.8%
Developing countries	1,314	74.7%	90.6%	63.2%
World*	1,317	80.5%	93.7%	68.0%

*World total includes OECD and Eastern Europe/Eurasia

Source: http://www.worldenergyoutlook.org/resources/energydevelopment/accesstoelectricity/

The countries with the greatest number of people without access to electricity are shown below; these twenty countries are home to almost 890 million people who lack electricity, representing about three-quarters of the global total.

Source: http://www.iea.org/publications/freepublications/publication/Global_Tracking_Framework.pdf.

In addition to those who lack any access to electricity, the United Nations Foundation reports that about 1 billion people have only intermittent access to electricity, which is in addition to those without access to power. In India, according to the World Bank, “grid-based power shortages during peak hours averaged 17 percent in the first half of 2009.” Moreover, the World Bank also notes that, “To cope with widespread outages in Sub-Sahara Africa, a number of countries have had to contract short term leases for emergency generation in the form of containerized mobile diesel units costing as much as $0.35 per kilowatt-hour, with lease payment absorbing more than 1 percent of GDP in many cases.”

According to the United Nations Foundation, “The lack of modern energy services stifles income-generating activities and hampers the provision of basic services such as health care and education. In addition, smoke from polluting and inefficient cooking, lighting, and heating devices kills nearly two million people a year and causes a range of chronic illnesses and other health impacts. These emissions are important drivers of climate change and local environmental degradation. They also consume time that women and girls could spend in more productive activities and pose security risks for them as they forage for fuel.” As a result, the UN has called for reaching 100% electrification rate by 2030, as part of its very ambitious “Sustainable Energy for All” (SE4ALL) initiative. In financial terms, it is estimated that the costs to implement the three objectives of the SE4ALL initiative will be at least $600–$800 billion per year in addition to current spending.

The many local, national and international projects aimed at improving access to electricity in poor countries represent a huge opportunity for us. We believe that our products are more affordable than many alternatives from competitors, allowing our products to electrify more villages for any given budget. At the same time, our units are small, scalable and easily installed. They can be delivered to remote areas with an ordinary pick-up truck (or even a cart) and do not require an installation team or specialized equipment (such as a truck or lifting equipment) to be installed, reducing deployment time and the cost to local communities, authorities and sponsors.

Recognizing the urgent need to provide power to the Sub-Saharan region of Africa, the Obama Administration has established the “Power Africa” initiative, a $7 billion effort to bring energy to the continent. Project partners have committed an additional $20 billion in the form of direct loans, guarantee facilities, and equity investments. Power Africa works with African governments, the private sector, and other partners such as the World Bank and African Development Bank to add more than 30,000 megawatts (MW) of cleaner, more efficient electricity generation capacity in Sub-Saharan Africa. By expanding mini-grid and off-grid solutions and building out power generation, transmission, and distribution structures, Power Africa will also increase electricity access by adding more than 60 million new household and business connections. At the same time, Power Africa will enhance energy resource management capabilities, allowing partner countries to meet their critical energy needs and achieve sustainable, long-term energy security.

Government Mandates for Renewable Energy

Another strong market for our products is the global trend of government incentives or legal mandates to utilize renewable energy sources. There are several reasons for government intervention:

●	Need to control climate change;

●	Need to reduce pollution and other negative externalities;

●	Need to ensure adequate electricity supply to the growing population or the need to increase electrification rates and the quality of supplied electricity;

●	Need to switch to sustainable energy sources in the context of rising energy prices and finite fossil fuels; and

●	Political pressure from environmentally conscious citizens.

Because of the relatively high cost of renewable energy (especially in markets where conventional electricity is quite cheap due to an abundant supply of fossil fuels or hydro-electric power), such government intervention and incentivizing is often necessary to make sure that renewables are being actively researched and introduced and that they are not prohibitively expensive for consumers.

By early 2014, at least 144 countries had renewable energy targets and 138 countries had renewable energy support policies in place. Developing and emerging economies have led the expansion in recent years and account for 95 of the countries with support policies, up from 15 in 2005.

Share of electricity generation from renewables, existing in 2012 and targets

COUNTRY	SHARE 2012[1]	TARGET	COUNTRY	SHARE 2012[1]	TARGET

EU-27	23.80%		Madagascar	0% non-hydro	75% by 2020
Algeria	0.80%	5% by 2017		49% total
		40% by 2030	Malaysia	5%	5% by 2015
Antigua	0%	5% by 2015			9% by 2020
and		10% by 2020			11% by 2030
Barbuda		15% by 2030			15% by 2050
Argentina[2]		8% by 2016	Maldives		16% by 2017
Australia	9.60%	20% by 2020	Mali[5]	57%	10% by 2015
Austria	75%	70.6% by 2020			25% by 2033
Azerbaijan		20% by 2020	Malta	0.80%	3.8% by 2020
Bahamas	0%	15% by 2020	Marshall Islands		20% by 2020
		30% by 2030	Mauritius	21%	35% by 2025
Bangladesh	3.80%	5% by 2015	Mexico	15%	35% by 2026
		10% by 2020	Mongolia		20–25% by 2020
Barbados		29% by 2029	Netherlands	12%	37% by 2020
Belgium	14%	20.9% by 2020	New Zealand	72%	90% by 2025
Belize		50% (no date)	Nicaragua	43%	74% by 2018
Bulgaria	12%	20.6% by 2020			90% by 2020
Cape Verde	21%	50% by 2020	Nigeria[6]	16.40%	10% by 2020
Chile[3]	38%	20% by 2025	Niue		100% by 2020
Cook Islands		50% by 2015	Palestinian Territories	0.40%	10% by 2020
		100% by 2020	Philippines	29%	40% by 2020
Costa Rica	92%	100% by 2021	Poland	11%	19.3% by 2020
Croatia	48%	39% by 2020	Portugal	48%	45% by 2020
Cyprus	4.90%	16% by 2020	Qatar		2% by 2020
Czech Republic	10%	14.3% by 2020			20% by 2030
Denmark[4]	48%	50% by 2020	Romania	25%	43% by 2020
		100% by 2050	Russia[7]	16%	2.5% by 2015
Djibouti		100% by 2020			4.5% by 2020
Dominica	14%	100% (no date)	Senegal	10%	15% by 2021
Dominican Republic	14%	25% by 2025	Seychelles		5% by 2020
Egypt	9.20%	20% by 2020			15% by 2030
Eritrea		50% (no date)	Solomon Islands		50% by 2015
Estonia	12%	18% by 2015	Slovakia	20%	24% by 2020
Fiji	67%	100% by 2030	Slovenia	29%	39.3% by 2020
Finland	40%	33% by 2020	South Africa	2.60%	9% by 2030
France	16%	27% by 2020	Spain	7.9% non-hydro	38.1% by 2020
Gabon	40%	70% by 2020		30% total
Germany	25%	40–45% by 2025	Sri Lanka	28%	10% by 2016
	(2013)	55–60% by 2035			20% by 2020
		65% by 2040	St. Kitts and Nevis	0.40%	20% by 2015
		80% by 2050	St. Lucia		5% by 2013
Ghana[2]	0%	10% by 2020			15% by 2015
Greece	16%	40% by 2020			30% by 2020
Guatemala	64%	80% by 2027	St. Vincent and	17%	30% by 2015
Guyana		90% (no date)	The Grenadines		60% by 2020
Honduras	44%	60% by 2022	Sudan	47%	10% by 2016
		80% by 2038	Sweden	58%	62.9% by 2020
Hungary	7.80%	11% by 2020	Thailand[8]	7.60%	10% by 2021
Indonesia	12%	26% by 2025	Timor-Leste		50% by 2020
Iraq	8.60%	2% by 2030	Tokelau		100% (no date)
Ireland	20%	42.5% by 2020	Tonga		50% by 2015
Israel	0.40%	5% by 2014	Tunisia	1.20%	16% by 2016
		10% by 2020			40% by 2030
Italy	31%	26% by 2020	Turkey	3% non-hydro	30% by 2023
Jamaica	4.70%	15% by 2020		27% total
Kazakhstan	15%	1% by 2014	Tuvalu		100% by 2020
		3% by 2020	Uganda	79%	61% by 2017
Kiribati		10% (no date)	United Kingdom	12%	50% by 2015
Kuwait		15% by 2030	Scotland		100% by 2020
Latvia	64%	60% by 2020	Ukraine	8%	20% by 2030
Lebanon		12% by 2020	Uruguay	60%	90% by 2015
Liberia		30% by 2021	Vanuatu		23% by 2014
Libya	0%	20% by 2020	Vanuatu		40% by 2015
Lithuania	23%	21% by 2020			65% by 2020
Luxembourg	36%	11.8% by 2020	Vietnam		5% by 2020
			Yemen		15% by 2025

Notes: 1 National share is for 2012 unless otherwise noted. 2 National target(s) exclude(s) large hydropower. 3 Chile’s target excludes hydropower plants over 40 MW. 4 Denmark set a target of 50% electricity consumption supplied by wind power by 2020 in March 2012. 5 Mali’s target excludes large hydropower. 6 Nigeria’s target excludes hydropower plants over 30 MW. 7 Russia’s targets exclude hydropower plants over 25 MW. 8 Thailand does not classify hydropower installations larger than 6 MW as renewable energy sources, so large-scale hydro >6 MW is excluded from national shares and targets. 9 India does not classify hydropower installations larger than 25 MW as renewable energy sources, so large-scale hydro >25 MW is excluded from national shares and targets.

Source: http://www.ren21.net/portals/0/documents/resources/gsr/2014/gsr2014_full%20report_low%20res.pdf

Sustainability-Conscious Market

Another market segment of interest to us is the “voluntary” market, which is driven by individuals and corporations that want to switch to environmentally-friendly energy alternatives. These consumers are prepared to pay a premium for electricity generated from the sun, wind, or other sustainable and non-polluting sources.

It is difficult to clearly separate the part of renewable energy demand that is motivated purely by voluntary sustainability-driven decisions from the part driven by government mandates, prices or lack of alternatives. Nonetheless, we believe that this demand factor will be more prominent in developed economies, where consumers can afford to be environmentally conscious.

On the corporate side, many businesses wish to communicate to their customers that they are environmentally aware in order to build brand equity. According to a 2012 National Renewable Energy Laboratory report, the motivation behind such labeling is driven by several factors, including:

●	Product differentiation;

●	Enhancing the brand image and building customer loyalty;

●	Targeting a specific consumer segment (the environmentally-conscious consumers); and

●	Ability to charge a price premium.

We believe this demonstrates that there is significant demand for sustainable products among consumers, and that this demand extends to energy as well, as a “green” consumer will try to be green in everything, not just in products bought from a supermarket.

Distributed Energy Generation (DEG)

Many areas in the world lack access to energy infrastructure, often due to the prohibitive cost of its construction or insufficient generating capacity. Such infrastructure is not only expensive but also time-consuming to build. This often means that it is quicker, often cheaper, and more reliable to introduce point-of-use generation capacity, also called a Distributed Energy Generation model. For example, in India, where the overall electrification rate stands at 75%, one-third of total installed capacity is so-called “captive” generation—electricity produced by firms for their own consumption. In addition, sustainability-conscious consumers who lack a choice of renewable energy options may conclude that installing their own generation equipment is the only way to consume sustainable, reliable energy. According to a report by Grand View Research, Inc., it is expected that an increase in consumer awareness with regard to benefits offered by distributed energy generation in terms of air pollution, climate changes and greenhouse emission are expected to drive demand for DEG.

The DEG market is a logical consequence of infrastructure problems and various goals set by international organizations and local governments. It is hard to imagine 100% electrification through the conventional large-scale utility business model alone, as this would require building transmission lines to serve every single remote community, no matter its size or energy demands. The cost of such construction and subsequent maintenance would be so great that such infrastructure would eventually be abandoned due to the inability of consumers or governments to pay the full cost. As a result, DEG could be an effective and cost-efficient method of providing electricity to areas that otherwise would not be economically feasible.

One report estimates that 36% of all new generation capacity added by 2030 will come from mini-grids and another 20% from off-grid stand-alone installations. In addition, more and more countries are integrating off-grid energy solutions into broader rural development policies and frameworks, such as:

●	Bangladesh, where over 2 million solar systems with capacities of 10–200W had been installed as of May 2013, with over 1,000 systems estimated to be installed every day; and

●	Inner Mongolia, China, where around 130,000 wind systems with capacities between 200W and 1,000W each were in operation as of early 2013, serving more than 500,000 people.

The Grand View Research report estimates that the DEG market will grow to $179.7 billion by 2020. Currently the most active DEG regions are Europe and Asia Pacific. Europe has dominated the market as a result of massive corporate investments spurred by generous government incentives. However, Asia Pacific is expected to experience the strongest regional growth due to cheap labor and financial incentives, significantly driven by growing energy demand in India and China. Overall, Europe, the Middle East and Africa are expected to benefit from abundant solar and wind resources as strong drivers for the DEG market.

While the commercial and industrial DEG market segments have dominated to date, the residential sector is expected to post the fastest growth of all segments in coming years with a compounded annual growth rate of 13.5% expected between 2014 and 2020. This provides us with a great opportunity, as we believe our products are better suited for residential and small commercial projects than for large-scale industrial ones.

Our Products

Although we started with the wind-only TurboMill® product, which forms the basic building block of all of our energy solutions, we have evolved the product into a hybrid SolarMill® solution, which combines wind with solar power. We also have two additional products in various stages of development, the MobileMill™ and the TowerMill™.

SolarMill®

Our concept is that this product will be simple to operate, elegant and appealing to place in any setting, yet durable, reliable, efficient, affordable and safe. We believe that the renewable resources available in 90% of the world can justify a hybrid energy system, not just to balance annual energy output, but also to capture the available resources at the lowest cost per watt in the market for a renewable energy platform. Our engineers have developed a product that overcomes the “inconsistent” nature of renewable energy resources. By integrating wind and solar technologies in a single unit, the SolarMill is a reliable renewable energy generation device that a customer can depend on year round.

The SolarMill® is a modular, scalable, distributed renewable energy system designed and optimized for on- and off-grid installations. It utilizes three low-profile vertical axis wind turbines mounted on a single base with integrated photovoltaic (PV) panels. By incorporating wind and PV technology within a compact footprint, we believe that it can be an effective solution in markets where the natural resources available for wind energy alone cannot justify any small wind product.

Each SolarMill® is constructed as a stand-alone, small power generator and is equipped with all necessary circuitry, electronics and sensors. At the same time, multiple SolarMills can be interconnected to maximize wind energy production in low and turbulent wind environments, commonly found in urban settings. Additional modules can be attached at a later date, if the customer desires greater power generation capability.

Proprietary generators are coreless, permanent magnet machines, which offer increased energy generation capabilities while operating at lower speeds, eliminating gearboxes that are more prone to failure. Each unit has a solid-state independent control circuit that extracts power from the wind, which power is then sent to an industry standard grid-tie inverter for transfer to a building’s electrical system or a battery bank for off-grid applications.

When grid-connected, the electrical energy created is directly fed into the building’s electrical service panel, offsetting portions of the building’s overall draw. In off-grid or direct-to-storage applications, the products utilize the on-board charge controller to regulate a 48V direct current battery system and then output via a DC/AC or DC/DC converter, based on the type of loads that need to be served. Onboard each SolarMill® is our proprietary Maximum Power Point Tracking (MPPT) electronics and solar charge controller, which is designed to maximize the power handling and generation capabilities of both the wind turbines and solar panels. This system maintains all power generation at maximum efficiency without the need for additional hardware or software.

SolarMills are designed to be aesthetically pleasing and are manufactured in a variety of colors to match the needs and aesthetic choices of specific customers and installation requirements. All aspects of the product, including bases, turbine blades and mounting assemblies, are designed to be lightweight but durable enough to withstand the elements. Designed for longevity, the products incorporate fault and failure protection and come with a 5-year warranty on all parts and labor. The bases and turbine blades are interchangeable and easily configured.

MobileMill™

In October 2014, we launched a unique mobile product, the MobileMill™. The MobileMill™ is designed to meet the needs of “first responders” around the world. By providing a self-contained solution for the rapid deployment of renewable energy generation and “command and control” operations, the MobileMill™ speeds up the deployment of operations for those who serve on the front line of disaster relief and assists in saving the lives of those who have been affected by these tragedies.

Originally designed and developed for the Indiana Department of Homeland Security (IDHS), the MobileMill™ is a renewable energy platform that features rapid deployment and operation, extreme energy efficiency and redundant power generation. From a customized vehicle, solar panels and wind turbines deploy in under 60 seconds, powering computers and communication equipment while storing energy on-site for an uninterrupted 24-hour power supply. The batteries may be charged in transit allowing the MobileMill™ to be fully functional upon arrival at a disaster zone. To meet customer needs, the MobileMill™ will be available in a variety of configurations, with generation capability between 3 kW and 8 kW, a scalable battery array for energy storage, and required peripherals, such as laptops, communication devices, task lighting, and device charging. This first-of-its-kind mobile technology will replace or supplement the traditional diesel generators required to operate the primary systems IDHS uses to provide location-based emergency support. Drawing energy from wind and solar resources, the MobileMill™ ensures that the stored system will stay charged by offering a generator and grid-tied energy as a backup.

Our representatives have presented the MobileMill™ to decision makers in the Philippines, India, Malaysia and Japan, all of whom have shown excitement about the technology. The MobileMill™ was featured at the 99th Annual League of Municipalities in Atlantic City, New Jersey, and drew wide interest from city representatives and the emergency responders’ community. The MobileMill™ will be a separate manufacturing line within WindStream’s growing suite of products. We expect MobileMill™ production to commence in the fourth quarter of 2015.

TowerMill™

We are developing what we believe is a unique technology, a derivative of our SolarMill® products, which harnesses the available renewable resources to power communication towers. By taking the efficient and affordable design of the SolarMill® technology and installing the turbine and solar components of the product along the side of a communications tower, the electronic components can then be powered from clean renewable energy with a fail-safe generator used only at times when natural resources alone cannot provide the needed energy. This new product line, the TowerMill™, is now being piloted in the Bahamas as a means of providing clean and consistent energy to a telecom tower insuring 100% uptime for the telecommunications company. We believe that these early-phase trials will prove the efficiency of the product and the ultimate cost savings to the owner and/or operator of the tower and its supporting electronics.

Distribution Channels

Our products are sold primarily through distribution agreements.

Project Partnering

Our business plan involves “partnering” with various entities such as utilities, sovereign and independent power producers, to provide the ability to bring solutions to the market as rapidly as possible. Our involvement in each project is to facilitate product development with our expertise, intellectual property and project management team. This project partnering allows us to increase our penetration in various international markets without committing costly “on the ground” resources for extended periods of time and reducing the amount of upfront capital that we need to commit to new markets.

Jamaica

We began 2014 with a large purchase order from Jamaica Public Service (JPS), the billion dollar utility of Jamaica. This contract called for $14.5 million of products that we began delivery upon the first quarter of 2014, and in May 2014 JPS ordered an additional $8.1 million in products. We continue to build and ship products to JPS to fulfill the current purchase orders, which are expected to be fulfilled in 2015. With energy rates in the Caribbean close to three times greater than the U.S. average of $0.12kWh, the cost of grid supplied energy on Jamaica is very high, providing us with an opportunity that makes our SolarMills an attractive option. SolarMills offset their initial cost with renewable energy while reducing the demand on the JPS generation and distribution infrastructure. JPS now offers our products to its customers as a direct sale through its chain of eStores and retail outlets as well as advertising the products on national television.

In addition to marketing to residential customers, JPS has also begun marketing the SolarMill® products to businesses throughout the country. Large installations have been sold to customers ranging from 10 kW to 300 kW. As well, JPS has agreed to be an authorized distributor for the SolarMill® and our related technologies in the Caribbean. JPS is one of the largest public utilities in the Caribbean and its commercial commitment and promotional activities have generated significant interest in other countries in the region. To date, we have initiated shipments to Curacao, Grand Cayman and the Bahamas. Our joint business plan with JPS includes our goal is to increase our penetration in the Caribbean and replicate our relationship with JPS with other public utilities in other parts of the Caribbean.

India

To better position ourselves to capitalize on this huge potential market, on October 26, 2013, we created a wholly-owned subsidiary, WindStream Energy Technologies India, Pvt. Ltd. (WET), which is an Indian entity located in Hyderabad. WET will provide sales, marketing, engineering, and service support for our products and customers as well as manage the Indian manufacturing operations. We are in the process of acquiring certifications for our products from the Ministry of New and Renewable Energy (MNRE), Gujarat Energy Research & Management Institute, and the Center for Wind Energy Technologies. Once certified, the SolarMill® and its associated products will be eligible to be included as authorized products for use within any government-promoted initiatives. Additionally, customers of the products will be eligible for the government incentives offered for the use of renewable energy products.

In October 2014, we announced our entrance into an agreement with West Coast Ventures (India) Pvt. Ltd. (WCV), based in Chennai, India, and a group of strategic investors. A new entity, DEEPAN Energy Venture LLP (Deepan), has been created by WCV for this investment, which has committed $2 million for an equity stake. WET has received $873,000 of the $2 million dollars and expects the balance of the funding to arrive during April 2015. We have accounted for WCV’s interest in WET as a non-controlling 45% interest as of December 31, 2014, although WCV will legally own and receive its shares representing its 45% interest only upon full payment of the subscription amount.

Deepan and WET are in the process of establishing a manufacturing presence in India and South Asia. WET was slated to take occupancy of its manufacturing facility in April 2015, and begin manufacturing our SolarMill® products in the second quarter of 2015, which will rapidly accelerate our penetration into that market. Due to delays in the construction of the manufacturing facility, WET is now scheduled to take occupancy of the factory by May 4, 2015. This delay will not adversely affect the production schedule of WET as assembly of products has continued in the adjacent facility.

Manufacturing

In August 2011, we leased a 50,000 sq. ft. building in North Vernon, Indiana and retrofitted the facility for mass production of our renewable energy products. This facility houses all the necessary elements for us to manufacture, assemble and deliver our products. The facility houses the following disciplines: assembly of turbines; painting; metal fabrication; electronics fabrication; generator assembly; final product assembly; testing; and shipping and receiving.

Utilizing one assembly line and one shift of workers, we are currently capable of producing 500 units a month with 35 employees, which can be scaled up to 1,000 units/month by hiring additional employees and adding a second shift as demand for the products warrant. We plan to expand our manufacturing capability, when needed. To meet demand for the MobileMill™ product, specifically designed fabrication and manufacturing areas will be added to this facility.

As discussed above, the factory in India will use the same design and manufacturing model as the North Vernon facility and the disciplines will also be the same. Initially, the U.S. facility will be supplying WET with component parts, which WET will use to build our products. Over time, the WET operation will phase out the need for the U.S.-supplied components, as the tooling for the individual parts are manufactured and the component parts are inspected, tested and meet the approval of WindStream’s engineers. We expect to deliver between 2,000 and 3,000 SolarMills from the WET facility in 2015.

Governmental Regulation

We are subject to laws and regulations affecting our domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities which include, but are not limited to, the areas of labor, advertising, consumer protection, real estate, billing, quality of services, intellectual property and ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, and health and safety.

In the U.S., our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety. We expend resources to maintain compliance with OSHA requirements and industry best practices that could otherwise be spent on sales or business development.

Compliance with these laws and regulations may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, which further increases the cost of doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there are no assurances that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures.

Regulatory Matters

To operate our systems, our customers may need to obtain interconnection agreements from the applicable local primary electricity utility. This frequently depends on the size of the energy system and the specific utility tariffs, but the interconnection agreements are between the local utility and our customers. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed.

Environmental Considerations

Environmental regulations may affect us by restricting the manufacturing or use of our products. Regulatory or legislative changes may cause future increases in our operating cost or otherwise affect operations. Although we believe we are and have been in complete compliance with such regulations, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement.

Government Incentives

Each of the United States, Canada, the United Kingdom and Chile has established various incentives and financial mechanisms to reduce the cost of solar and wind energy and to accelerate the adoption of solar and wind energy. These incentives include tax credits, cash grants, tax abatements, rebates and renewable energy credits or green certificates and net energy metering programs. These incentives help catalyze private sector investments in solar energy and positively impact our products’ financial performance.

Intellectual Property

We believe that we have an extensive patent portfolio and substantial know-how relating to our renewable energy solutions. We strive to protect the proprietary technology that we believe is important to our business, including our proprietary products and our processes. We seek patent protection in the United States and internationally for our products, their methods of use and processes of manufacture, and any other technology to which we have rights, where available and when appropriate. We also rely on trade secrets that may be important to the development of our business.

Our success will depend on 1) the ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know-how related to our business, 2) the validity and enforceability of our patents, 3) the continued confidentiality of our trade secrets, and 4) our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be certain that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the first non-provisional priority application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

Issued Patents

Our current patents owned are as follows:

Patent No.	Title	Country/Region	Expiration Date
8,823,194	Modular Alternative Energy Unit	U.S.A.	January 29, 2030
8,536,720	Modular Wind Energy Unit with Simple Electrical Connections	U.S.A.	January 29, 2030

Pending Patent Applications

Our current pending patent applications are as follows:

Application No.	Title	Country/Region
PCT/US2010/001011	Modular Alternative Energy Unit	PCT
P10910897-1		Brazil
10 767 409.5		European Patent Office
8985/DELNP/2011		India
2012-507193		Japan
10-2011-7027840		South Korea
MX/a/2011/011042		Mexico

Trademarks and Service Marks

We seek trademark and service mark protection in the United States and outside of the United States where available and when appropriate. We have registered the following trademarks: TurboMill®, TurboMills® and SolarMill® and have filed trademark applications for TowerMill™ and MobileMill™.

Competition

Our products require specific site locations and appropriate weather conditions. Given these constraints and the increasing focus on renewable energy to offset the environmental problems caused by fossil fuels, the renewable energy industry is highly competitive, and rapidly evolving. Our major competitors include leading global players, and other regional and international developers.

In the markets where we plan to conduct business, we will compete with many energy producers including electric utilities and large independent power producers. There is also competition from fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar, traditional wind, hydro and geothermal. The competition depends on the resources available within the specific markets. However, we are selling our products to the user that either does not have access to a connection or is connecting to supplement their use of energy that is high in cost or inconsistent. Additionally, we believe that our pricing and focus on distributor and end-customer relationships allow us to compete favorably with traditional utilities in the regions we service.

Although the cost to produce clean, reliable, renewable energy is becoming more competitive with traditional fossil fuel sources, it generally remains more expensive to produce, and the reliability of its supply is less consistent than traditional fossil fuel. Deregulation and consumer preference are becoming important factors in increasing the development of alternative energy projects.

We believe that governments and consumers recognize the importance of renewable energy resources in the energy mix, and are facilitating the implementation of wind and other renewable technologies. We believe that we can compete favorably with our competitors given that the key competitive factors for wind and solar project development and operation include, without limitation:

●	site selection and acquisition;

●	permit and project development experience;

●	relationship with government authorities and knowledge of local policies;

●	ability to secure high-quality, Tier 1 panels and balance-of-system components at favorable prices and terms; and

●	expertise in permit and project development.

However, we cannot guarantee that some of our competitors do not or will not have advantages over us in terms of greater operational, financial, technical, management or other resources in particular markets or in general. Wind and solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, install products almost anywhere in the world, provide reliable power for many applications and reduce air, water and noise pollution.

Employees

We currently have 47 full-time employees, of which 28 are hourly workers in the manufacturing facility. We employ 19 full time personnel in sales, engineering, management and administrative capacity. None of our employees are represented by a labor union.

ITEM 1A – RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a short operating history and have not produced significant revenues over a period of time. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model, which involves the manufacture, marketing and distribution of products producing solar and wind renewable energy. While we have been in existence since 2008, we have only generated revenues in the last few years, and our operations have not yet been profitable. No assurances can be given that we will generate any significant revenue in the future. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. Our operations have not produced significant revenues over a period of time, and may not produce significant revenues in the near term, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the years ended December 31, 2014 and 2013, we incurred net losses of approximately $11,270,000 and $4,845,000 respectively. In addition, at December 31, 2014, we had an accumulated deficit of approximately $21,750,000. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We expect to rely upon strategic relationships in order to execute our business plan and the Company may not be able to consummate the strategic relationships necessary to execute its business plan.

We plan to enter into and rely on strategic relationships with other parties, in particular to acquire rights necessary to develop and build proposed projects and to develop and build such projects. These strategic relationships could include licensing agreements, partnerships, joint ventures, or even business combinations. We believe that these relationships will be particularly important to our future growth and success due to our size and resources and the resources necessary to complete our proposed projects. We may, however, not be able to successfully identify potential strategic relationships. Even if we do identify one or more potentially beneficial strategic relationships, we may not be able to consummate these relationships on favorable terms or at all, obtain the benefits it anticipates from such relationships or maintain such relationships. In addition, the dynamics of our relationships with possible strategic partners may require us to incur expenses or undertake activities it would not otherwise be inclined to undertake in order to fulfill our obligations to these partners or maintain the our relationships.

To the extent we consummate strategic relationships: it may become reliant on the performance of independent third parties under such relationships. Moreover, certain potentially critical strategic relationships are only in the early stages of discussion and have not been officially agreed to and formalized. If strategic relationships are not identified, established or maintained, or are established or maintained on terms that become unfavorable, our business prospects may be limited, which could have a negative impact on our ability to execute our business plan, diminish our ability to conduct our operations and/or materially and adversely affect our business and financial results.

Project development or construction activities may not be successful and proposed projects may not receive required permits or construction may not proceed as planned.

The development and construction of our proposed projects will involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Success in developing a particular project is contingent upon, among other things: (i) negotiation of satisfactory engineering, procurement and construction agreements; (ii) receipt of required governmental permits and approvals, including the right to interconnect to the electric grid on economically acceptable terms; (iii) payment of interconnection and other deposits (some of which may be non-refundable); (iv) obtaining construction financing; and (v) timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected by numerous factors, including: (i) delays in obtaining required governmental permits and approvals with acceptable conditions; (ii) uncertainties relating to land costs for projects on land subject to Bureau of Land Management procedures; (iii) unforeseen engineering problems; (iv) construction delays and contractor performance shortfalls; (v) work stoppages; (vi) cost over-runs; (vii) equipment and materials supply; (viii) adverse weather conditions; and (ix) environmental and geological conditions.

The solar industry competes with both conventional power industries and other renewable power industries.

The solar industry faces intense competition from all other players within the energy industry, including both conventional energy providers such as nuclear, natural gas and fossil fuels as well as other renewable energy providers, including geothermal, hydropower, biomass, wind, nuclear energy, natural gas and other fossil fuels. Other energy sources may benefit from innovations that reduce costs, increase safety or otherwise improve their competitiveness. New natural resources may be discovered, or global economic, business or political developments may disproportionately benefit conventional energy sources or other renewable energy sources at the expense of solar. Governments may strengthen their support for other renewable energy sources and reduce their support for the solar industry. For instance, the recent decline in oil prices has adversely impacted the competitiveness of solar energy. Failure for our customers, other business partners or us to compete with the providers of other energy sources may materially and adversely affect our business, results of operations and financial condition.

The report of our independent registered public accounting firm contains an emphasis paragraph that indicates there is substantial doubt concerning our ability to continue as a going concern as a result of our recurring losses from operations and working capital deficiencies.

Our audited consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that we will continue in operation and be able to realize our assets and discharge our liabilities and commitments in the normal course of business. In order for us to continue operations beyond the next twelve months, we must be able discharge our liabilities and commitments in the normal course of business; generate operating income; reduce operating expenses; produce cash from our operating activities, and potentially raise additional funds to meet our working capital needs. We cannot guarantee that we will be able to generate operating income, reduce operating expenses, produce cash from our operating activities, or obtain additional funds through either debt or equity financing transactions, or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to reduce operating expenses, produce cash from our operating activities, or obtain additional funds through either debt or equity financing transactions, we may be unable to continue to fund our operations, provide our services or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments as a result of this uncertainty.

To execute our overall business strategy, we require additional working capital, which may not be available on terms favorable to us or at all. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our operations, including our research and development programs.

We have an ambitious business plan for strong growth of our business, which will require us to raise additional financing to supplement our cash flows from operations to fully execute. We will require additional financing to execute our business strategy. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our marketing and sales efforts or reduce or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies or products on terms that are less favorable to us than might otherwise be available.

There can be no assurance that if we were to need additional funds to meet obligations we have incurred, or may incur in the future, that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.

We face strong competition from other energy companies, including traditional and renewable providers.

The energy provider business is highly competitive. Our competitors range in size from small companies focusing on single products to large multinational corporations that manufacture and supply many types of products. Our main competitors vary by region and product. We compete against other renewable energy providers, including wind, solar, hydropower and geo-thermal, as well as traditional electricity providers. Almost all of our competitors have greater financial and other resources than we do and may be able to grow more quickly through strategic acquisitions and may be able to better respond to changing business and economic conditions. Our net income could be adversely affected by competitors’ product innovations and increased pricing pressure. Individual competitors have advantages and strengths in different sectors of our markets, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of product, delivery time and price. Many of our competitors also have greater access to capital and technological resources and we may not be able to compete successfully with them.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focuses primarily on one product in the renewable energy space, our SolarMill. We are also working to bring other products to market, including the TowerMill and MobileMill. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, specifically in terms of the nature of our business. As a result, we will likely be impacted more acutely by factors affecting our industry in which we operate, than we would if our business were more diversified, enhancing our risk profile.

If we fail to successfully introduce new products, we may lose market position.

New products, product improvements, line extensions or new services will be an important factor in our sales growth. If we fail to identify emerging consumer and technological trends, to maintain and improve the competitiveness of our existing products or to successfully introduce new products on a timely basis, we may lose market position. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Our continued success depends on our ability to protect our intellectual property. The failure to do so could impact our profitability and stock price.

Our success depends, in part, on our ability to obtain and enforce patents, maintain trade-secret protection and operate without infringing on the proprietary rights of third parties. Litigation can be costly and time consuming. Litigation expenses could be significant. While we have been issued patents and have registered trademarks with respect to our products and technology, our competitors may infringe upon our patents or trademarks, independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, including our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we may lose market share to competing products using the same or similar technology.

Litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.

We may face lawsuits from time to time alleging that our products infringe on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. If we become involved in litigation, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

Product liability claims could have a material adverse effect on our operating results and negatively impact our stock price.

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products. Any material uninsured losses due to product liability claims that we experience could subject us to material losses. We could be required to recall or redesign our products if they prove to be defective. We maintain insurance against product liability claims, but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant expense or adverse publicity against us, could have a material adverse effect on our business, operating results and financial condition.

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

Our success depends to a significant extent upon the continued services of Mr. Daniel Bates, our President and Chief Executive Officer and Mr. Travis Campbell, our Chief Operating Officer. Mr. Bates has overseen WindStream Sub since its inception in 2008 and provides leadership for our growth and operations strategy as well as being an inventor on our patents. Mr. Campbell provides significant business development and international operations experience. Loss of the services of Messrs. Bates or Campbell would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

Any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement. In addition, we have only limited ability to prevent former employees from competing with us. Furthermore, our future success will also depend in part on the continued service of our key sales and marketing personnel and our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to perform our services and maintain our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

Our ability to provide effective customer service and efficiently fulfill orders depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related distribution centers and management information systems and on the timely performance of other third parties, such as shipping companies. Any material disruption or slowdown in our manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could mean increased administrative and shipping costs. Our success depends in part on our maintaining high quality customer service and any failure to do so could adversely affect our business, financial condition or results of operations.

Failure to properly manage projects may result in unanticipated costs or claims.

Our project engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.

Our research and development processes and/or those of our third party contractors may involve the controlled use of hazardous materials and chemicals. These hazardous chemicals are reagents and solvents typically found in a chemistry laboratory. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. While we attempt to comply with all environmental laws and regulations, including those relating to the outsourcing of the disposal of all hazardous chemicals and waste products, we cannot eliminate the risk of contamination from or discharge of hazardous materials and any resultant injury. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations.

Compliance with environmental laws and regulations may be expensive. Current or future environmental regulations may impair our research, development or production efforts. We might have to pay civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. We are not insured against these environmental risks.

If we enter into collaborations with third parties, they might also work with hazardous materials in connection with our collaborations. We may agree to indemnify our collaborators in some circumstances against damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

If we cannot establish and maintain relationships with distributors, we may not be able to increase revenues.

In order to increase our revenues and successfully commercialize our systems, we must establish and maintain relationships with our existing and potential distributors. A reduction, delay or cancellation of orders from one or more significant distributors could significantly reduce our revenues and could damage our reputation among our current and potential customers. We have signed multiple distribution agreements throughout the United States and international locations. The agreements have no termination penalties and not all of the distributors are currently active.

We depend on a limited number of third-party suppliers for key raw materials and components and their failure to perform could cause manufacturing delays and impair our ability to deliver our products to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our products or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms, if at all, which could have a material adverse impact on our financial condition and results of operations.

Our international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have operations outside the U.S. and expect to continue to have operations outside the U.S. in the near future. Currently, we have manufacturing operations in India and established subsidiaries in Peru and India. As a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

●	difficulty in enforcing agreements in foreign legal systems;

●	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade and investment, including currency exchange controls;

●	fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our products, cost of raw materials and labor and equipment is denominated in a foreign currency;

●	inability to obtain, maintain, or enforce intellectual property rights;

●	risk of nationalization of private enterprises;

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

●	difficulty with staffing and managing widespread operations; and

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our solar modules and make us less competitive in some countries.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have us subject to civil or criminal liability and that could have a material adverse effect on our business and prevent us from operating in one or more jurisdictions.

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We may do business in the future in countries and regions, in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or private entities. Thus, we face the risk of unauthorized payments or offers of payments by one of our employees or consultants, even though these parties are not always subject to our control. Our existing safeguards and any future improvements may prove to be less than effective, and our employees and consultants may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO OUR STOCK

There has been a limited trading market for our common stock.

It is anticipated that there will be a limited trading market for our common stock on the OTC Markets for the foreseeable future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	quarterly variations in our revenues and operating expenses;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

●	changes in the accounting methods used in or otherwise affecting our industry;

●	additions and departures of key personnel;

●	announcements of technological innovations or new products available to the renewable energy industry;

●	fluctuations in interest rates and the availability of capital in the capital markets; and

●	significant sales of our common stock.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

We do not anticipate paying dividends on our common stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of new contracts, purchase orders, research and development and introduction of new products, which could cause our operating results to fluctuate. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Certain provisions of our corporate governing documents and Wyoming law could discourage, delay, or prevent a merger or acquisition at a premium price and can impair the rights of the holders of common stock.

Certain provisions of our organizational documents and Wyoming law could discourage potential acquisition proposals, delay or prevent a change in control of our company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our Articles of Incorporation and Bylaws permit us to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. As well, our Articles of Incorporation and Wyoming law allow us to issue an unlimited number of shares of equity stock, both common and preferred. As a result, we never need to seek shareholder approval to increase the number of shares of stock that we are authorized to issue, as is common in most other jurisdictions. In addition, our corporate governance documents allow our Board of Directors to adopt amendments to our Bylaws.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at December 31, 2014.

ITEM 2 – PROPERTIES

We maintain our principal office and manufacturing facility at 819 Buckeye Street, North Vernon, Indiana 47265, pursuant to a twenty four month lease entered into effective October 1, 2014, with rent in the first twelve months of $7,800 per month plus building operating expenses. For the second twelve month period, the rent will be approximately $8,500 per month plus building operating expenses. This principal office and manufacturing space consists of approximately 50,000 square feet and is believed to be suitable and adequate to meet current business requirements.

In 2014, WET leased office space, of approximately 9,500 square feet, and manufacturing space, of approximately 50,000 square feet, in India in connection with expanding its operations. The office space lease is a month-to-month lease with annual rent of approximately $24,000. The manufacturing facility lease is a six-year lease with annual rent of approximately $120,000. The lease commenced on April 1, 2015, when the Company’s subsidiary occupied the space.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

In 2013, we filed a lawsuit in the United States District Court for the Southern District of Indiana against a prior vendor asserting causes of action for trademark infringement, false designation of origin, breach of contract, and interference with contract. We contracted with certain of the defendants to provide component parts and to act as our authorized dealer in specified territories. Those defendants have breached the various agreements. Other defendants, in violation of the Lanham Act, have misappropriated our creations, are passing off our products as their own, and are infringing our trademarks and trade dress. By the action, we seek damages (including treble damages, punitive damages, and attorney’s fees) and injunctive relief under the Lanham Act and related statutory and common law of the State of Indiana. At this point in the litigation, we have not yet quantified the precise amount of damages it seeks, but we believe the damages to be in excess of $100,000.

The defendant has asserted counter-claims against us. In the counter-claims, the defendant seeks against damages from us of at least $29,246, plus interest, in connection with our handling of certain warranty claims, and an award of an unspecified number of TurboMill windmills (or the monetary value of the windmills) in connection with an alleged loan made to us.

The deposition of persons most knowledgeable for the defendants and other related parties was taken on May 19, 2014. The current status of the case is that defendants have answered our amended complaint and we have answered their counterclaims, and the parties have begun the discovery process. The case has a final Status Conference Hearing scheduled for May 8, 2015 with a trial date set for October 13, 2015. While the parties have made significant progress in settling the case, our counsel is unable to provide a meaningful evaluation of the likelihood of a favorable outcome or an estimate of the realistic range of damages should we prevail. If the parties are unable to settle the matter, we intend to take the case to trial and seek damages and injunctive relief.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently available for quotation on the OTCQB market under the symbol “WSTI.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCQB market. Our stock did not trade prior to October 2013.

	Fiscal Year 2013
	High	Low
Fourth Quarter	$0.65	$0.65

	Fiscal Year 2014
	High	Low
First Quarter	$1.25	$0.65
Second Quarter	$2.07	$0.80
Third Quarter	$1.04	$.55
Fourth Quarter	$.65	$0.10

On April 10, 2015, the closing sale price of our common stock, as reported by the OTCQB market, was $0.249 per share. On April 10, 2015, there were 173 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Equity Compensation Information

None.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014, we entered into subscription agreements with accredited investors for the issuance of 302,572 shares of common stock at prices ranging from $0.35 to $0.40 per share, for an aggregate purchase price of $109,348, less commissions paid of $13,540.

During the three months ended December 31, 2014, two stock option holders exercised their options and received 356,993 shares of our common stock at an exercise price of $0.05 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s products and services, fluctuations in pricing for materials, and competition.

Overview

WindStream has designed and manufactures a patented small-wind (the TurboMill®) and hybrid (wind and solar) (the SolarMill®) renewable energy device that is suitable for “on or off” grid installations in the urban or rural setting. The Company operates out of its 50,000 sq. ft. facility in North Vernon, Indiana. It has secured an Export Insurance Policy from the Export Import Bank of the United States, (EXIM) allowing it to offer financing terms to its overseas buyers. The Company is actively marketing and selling its products to customers all over the world.

Plan of Operations

WindStream has identified two significant markets for the sale of its products in the near term:

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

These two drivers present a large percentage of the world’s population and as such, we are finding great success in penetrating these markets with its highly efficient, low cost devices. We have entered into various distribution partnerships with key companies and individuals in these markets in order to more quickly establish a presence and generate revenue from these territories and the Company will continue to use these types of arrangements to expand.

Revenues

We generate substantially all of our net sales from the sale of small wind and hybrid products, the TurboMill® and SolarMill®, respectively. We are primarily selling the SolarMill® to our customers who are looking for a more consistent energy generation device.

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

Stock Compensation Expense

The Company issues stock-based awards to employees and also for acquiring goods or services. For awards to employees, stock compensation is measured at the grant date, based on the fair value of the award and is recognized over the estimated service period on the straight-line attribute method. For options issued for acquiring good or services, the expense for the acquiring goods or services is based on the fair value of the goods or services and the measurement date is the earlier of the date of commitment for performance or the date at which the performance is complete.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense and other selling expenses. We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required by a public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

WindStream sells its products through distribution channels to reduce the direct sales cost incurred by the Company. The Company has signed distribution agreements with Jamaica’s national utility company, Jamaica Public Service, (JPS) for Jamaica and throughout the Caribbean. In Japan, the Company has signed a distribution agreement with Tosmo, Inc. In Malaysia, the Company has signed a distribution agreement with MY WindStream Energy, Sdn Bhd, an unrelated third party. In Africa, several agreements have been signed with the following distributors for sales throughout Africa: Suka Wind & Solar Ltd. in Ghana, one of the country’s largest solar installers, Senan Liberia, Inc. in Liberia, Africa Energy Limited in Kenya and Viza Networks Limited Tanzania. In Turkey, the distributor is Meytek Group, a large installer of solar systems, and Key City Trading in the Netherlands and B.E.S.T. Ltd. in New Zealand. These are generally non-exclusive agreements giving the distributor the right to sell the Company’s products and see in-market success prior to entering into exclusive sales agreements with success-based milestones.

While limiting the cost of sales by Windstream-based sales staff, there are costs involved in setting up these distribution agreements, primarily in travel to vet the distributor and their capabilities. Windstream also requires the distributor to attend training in the North Vernon facility for assembly and installation of the Company’s products.

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

Recent Developments

●	We have leased a 50,000 sq. ft. manufacturing facility in Hyderabad, India to manufacture our products in India.

●	SolarMills have been used to illuminate an iconic statue in Tandil, Argentina.

●	Our first TowerMill trial installation began on April 7, 2015 in the Bahamas.

●	We have shipped 8 containers of SolarMill product to Jamaica Public Service Co. (JPS).

●	We launched our MobileMill ™ product, a portable renewable energy generation for 1st responders in disaster situations.

Results of Operations for the Years Ended December 31, 2014 and 2013, in Aggregate

	December 31, 2014	December 31, 2013
Sales	$1,764,358	$895,561
Cost of Sales	2,331,707	1,491,166
Gross Loss	(567,349)	(595,605)
Research and Development Expenses	146,178	402,273
Inventory write-down	111,000	—
Stock compensation	5,224,258	1,957,606
General and Administrative Expenses	3,632,857	1,350,366
Operating Expenses	9,114,293	3,710,245
Other Expense	(1,651,496)	(538,703)
Net Loss	$(11,333,138)	$(4,844,553)
Non Controlling Interest	(63,501)	-
Net Loss attributable to Windstream Technologies, Inc.	(11,269,637)	(4,844,553)

For the twelve months ended December 31, 2014 and 2013, we reported net losses of $11,269,637 and $4,844,553, respectively. The $6,425,084 increase in net loss in the twelve months ended December 31, 2014 from 2013 was primarily attributable to a $3.3 million increase in stock-based compensation, an increase in, general and administrative expenses of 2.2 million, primarily Compensation related, as well as an increase in interest expense, net, of $1,112,793, which includes higher interest costs on increased short term borrowings and adjustments to convertible notes payable with imbedded derivatives of $424,071 charged to interest expense in 2014. There were no such convertible debt charges in 2013.

Sales - Net sales for the twelve months ended December 31, 2014 were $1,764,358, compared to $895,561 for the twelve months ended December 31, 2013. The increase in sales is due to our success in obtaining international customers in 2014.

Cost of Sales - During twelve months ended December 31, 2014, cost of sales was $2,331,707 compared to $1,491,166 for the twelve months ended December 31, 2013. The amounts are higher due to increased sales in 2014 versus 2013 and the gross profit loss decreased due to greater efficiency in the sales and manufacturing activities.

Gross Loss - During the twelve months ended December 31, 2014 and 2013, the gross loss percentage was approximately 32% and 67%, respectively. The decrease in the gross loss percentage is primarily attributable to increased sales as well as increased manufacturing costs, labor and overheads, which grew at a rate slower than the rate of increase in sales, and increased warranty expenses in 2014 versus 2013.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2014 were $9,114,293, as compared to $3,710,245 for the twelve months ended December 31, 2013.

Research and Development - Research and development expenses for the twelve months ended December 31, 2014 were $146,178, compared to $402,273 for the twelve months ended December 31, 2013. The decrease is primarily attributable to reduced development activities as we concentrated on increasing sales of our existing products.

Write-down of Inventory - During the twelve months ended December 31, 2014, we evaluated our inventory and wrote down inventory by approximately $111,000, as certain materials and components were no longer saleable.  There was no such write-down in 2013.

Stock Compensation - Stock compensation expense for the twelve months ended December 31, 2014, was $5,224,258 as compared to $1,957,606 for the twelve months ended December 31, 2013. Included in stock compensation expense for the twelve months ended December 31, 2013 was $1.5 million in stock based compensation paid to several outside parties, as well as $54,000 in warrants expense. There was no such transactions in 2014.

General and Administrative Expenses – General and administrative expenses for the twelve months ended December 31, 2014 were $3,632,857, compared to $1,350,366 for the twelve months ended December 31, 2013, representing a year to year increase of $2,282,491. The primary increase in general and administrative expenses in 2014 is attributable to cash compensation expenses for employees and consultants of $2,248,218 for the year ended December 31, 2014 compared to $60,334 for the year ended December 31, 2013, an increase of $1,687,884.

In addition, included in general and administrative expenses for the years ended December 31, 2014 and 2013 were advertising fees totalling $259,309 and $25,937, respectively, resulting in an increase of $233,372. Materials for the years ended December 31, 2014 and 2013 were $117,098 and $1,953, respectively, resulting in an increase of $115,145. Insurance costs for the years ended December 31, 2014 and 2013 were $117,098 and $1,953, respectively, resulting in an increase of $107,250. Travel fees for the years ended December 31, 2014 and 2013 were $248,392 and $157,136, respectively, resulting in an increase of $91,256. The increases in these general and administrative expenses were a result of increased sales and marketing efforts related to our products.

We anticipate that as our operations increase, our research and development expenses may increase because we believe that maintaining state-of-the-art products is key to our continued success, although we expect that such expenses will constitute a lower percentage of our operating budget as much of our initial development efforts have been completed. We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.

Other Expense - Other expense for the twelve months ended December 31, 2014 was $1,651,496, compared to $538,703 for the twelve months ended December 31, 2013. The increase in other expense is due to the amortization of original issue discount, approximately $453,000 in 2014 and $220,000 in 2013, the adjustments to convertible notes with imbedded derivatives of $424,071 charged to interest expense in 2014 that did not occur in 2013 as well as increased interest expense with the higher level of debt in 2014 versus 2013.

Results of Operations for the Years Ended December 31, 2014 and 2013, Domestic

Sales - Net sales in the domestic segment for the twelve months ended December 31, 2014 were $31,761, compared to $34,746 for the twelve months ended December 31, 2013. The decrease in domestic sales is due to our efforts being focused on international sales during 2014.

Cost of sales - During the twelve months ended December 31, 2014, the cost of sales in the domestic segment was $39,304 compared to $57,854 for the twelve months ended December 31, 2013. The decrease is due to the corresponding decrease in domestic sales in 2014.

Results of Operations for the Years Ended December 31, 2014 and 2013, International

Sales - Net sales in the international segment for the twelve months ended December 31, 2014 were $1,732,597, compared to $860,815 for the twelve months ended December 31, 2013. The increase in sales is due to our successful efforts to obtain international sales during 2014.

Cost of sales - During twelve months ended December 31, 2014, the cost of sales in the international segment was $2,292,403, compared to $1,433,312 for the twelve months ended December 31, 2013. The increase is due to the corresponding increase in international sales in 2014, and the gross profit loss decreased due to greater efficiency in the sales and manufacturing activities.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014 compared to December 31, 2013:

	December 31, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$5,049,596	$1,776,758	$3,272,838
Current Liabilities	$9,993,240	$3,173,428	$(6,819,812)
Working Capital	$(4,943,644)	$(1,396,670)	$3,546,974

As of December 31, 2014 and 2013, we had working capital deficiencies of $4,943,644 and $1,396,670, respectively. The increase in deficiency was due primarily to increased use of short term financing to fund operations.

Our working capital revolving line of credit with a bank was extended for another twelve months at substantially the same terms, but with an increase in the current credit limit. The outstanding borrowings under the line of credit as of December 31, 2014 and 2013 were $1,991,605 and $500,000, respectively, which has been included in the short-term debt – third parties in the accompanying consolidated balance sheets.

Going Concern

In their report dated April 10, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to net losses of approximately $11,330,000 and $4,845,000 for the years ended December 31, 2014 and 2013, respectively, and working capital deficits of approximately $4,944,000 and $1,396,000 at December 31, 2014 and 2013, respectively. In addition, we have an accumulated deficit of approximately $21,750,000 as of December 31, 2014 and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not been sufficient to generate cash flow to fund operations and we have financed our activities using equity and debt financings and borrowings from a line of credit. Our ability to achieve and maintain profitability and a positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

The following table provides selected financial data about us as of December 31, 2014 and 2013. For detailed financial information, see the accompanying financial statements.

	December 31, 2014	December 31, 2013
Cash	$594,508	$203,534
Total assets	5,365,295	2,136,688
Total liabilities	$11,210,403	$4,349,341
Stockholder deficit	$(5,845,108)	$(2,212,653)

Sources of Liquidity

On April 15, 2014, we entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8%, which is accruing and due in full at the end of the note. At December 31, 2014, the outstanding balance on this note was $200,000.

On June 1, 2014, we entered into a subscription agreement with one accredited investor for the issuance of a convertible promissory note in the principal amount of $400,000, which is convertible into shares of our common stock at $0.40 per share, and a warrant entitling the holder to purchase up to 50,000 of shares of our common stock at $0.40 per share. The warrant has a term of three years and vested immediately. The note bears interest at 12% for the first ninety days of the term and then bears interest at 18% for the next nine months. The note is due in one year. In connection with this transaction, a major shareholder and a related party (the “Pledgor”) signed a pledge and security agreement, which grants a security interest in one million shares of our common stock owned by the Pledgor.

During the three months ended December 31, 2014, the Company entered into subscription agreements with accredited investors for the issuance of 302,572 shares of common stock at prices ranging from $0.35 to $0.40 per share, for an aggregate purchase price of $109,348, less commissions paid of $13,540.

On September 26, 2014, we entered into a subscription agreement with an accredited investor for the issuance of a convertible promissory note in the principal amount of $550,000, in exchange for $250,000 in cash at closing, investor notes payable to us of $250,000, and $50,000 of original issue discount interest. The note is convertible into shares of our common stock as follows:

Lender Conversion

The Lender has the right at any time after the Effective Date until the outstanding balance of the note has been paid in full, including without limitation (i) until any Optional Prepayment Date or at any time thereafter with respect to any amount that is not prepaid, and (ii) during or after any fundamental Default Measuring Period, at its election to convert (each instance of conversion is referred to as a “Lender Conversion”) all or any part of the outstanding balance into shares (“Lender Conversion Shares”) of the Company’s Common Stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the “Lender Conversion Price” of $.80, subject to potential future adjustments described below.

The conversion by the Lender of any portion of the outstanding balance is only exercisable in three (3) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $275,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the note and the other Transaction Documents (as defined in the Securities Purchase Agreement) (the “Initial Tranche”), and (ii) two (2) additional Tranches, each in the amount of $137,500, plus any interest, costs, fees, or charges accrued thereon or added thereto under the terms of the note and the other Transaction Documents (each, a “Subsequent Tranche”).

Installment Conversions

At the option of the company or the Lender, payments of each Installment Amount may be made (a) in cash, or (b) by converting such Installment Amount into a number of shares of Common Stock (“Installment Conversion Shares”) derived by dividing the portion of the applicable Installment Amount being converted by the Installment Conversion Price) an “Installment Conversion”), or (c) by any combination of the forgoing, so long as the cash is delivered to the Lender on the applicable Installment Date and the Installment Conversion Shares are delivered to the Lender on or before the applicable delivery date.

The Installment Conversion Price is the lesser of (i) the Lender Conversion Price (defined under Lender Conversion below), and (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion (the “Market Price”), provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is blow $0.40, then the then-current Conversion Factor will be reduced to 65% for all future conversion (subject to other reductions). Additionally, if at any time after the Effective Date, Borrower is not DWAC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. If at any time after the Effective Date, the Conversion shares are not OTC Eligible, then the then-current Conversion Factor will automatically be reduced by additional 5% for all future conversions.

In addition, warrants entitling the accredited investor to purchase shares of common stock at a price of the investors’ notes, $250,000, plus original issue discount interest of $25,000 at a price driven by the market price of the Company’s common stock at the time of conversion.  The warrants have a term of five years and vested immediately. Principal payments on the note are due starting six months from the date of the note in the amount of $68,750 and will be paid in cash or by converting the amount due into shares of our common stock. The note bears interest at 10% per annum and any unpaid principal and accrued interest is due in full in thirteen months from the date of issuance.

During the twelve months ended December 31, 2014, we entered into subscription agreements with accredited investors for the issuance of an aggregate of 4,562,262 shares of common stock at prices ranging from $0.35 to $0.50 per share, for an aggregate purchase price of $1,424,149, less commissions paid of $79,184. One investor also received warrants to purchase 100,000 shares of common stock exercisable at $0.80 per share. The warrants vested immediately and have a term of three years.

On October 9, 2014, we entered into a subscription agreement with an accredited investor for the issuance of a convertible promissory note in the aggregate principal amount of $200,000, in exchange for $100,000 in cash at closing, additional amounts due to us at the investor’s discretion and $20,000 of original issue discount interest.

Lender Conversion

At the option of the Holder, at any time or times on or after the Issuance Date payments, the lender shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and non-assessable shares of the common stock of the Company at the Conversion Price. The Conversion amount means the original principal amount and unpaid interest to be converted at the date of conversion.

The Conversion Price is the lesser of (i) $.80 or (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note. If the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to is less than $0.40, the Conversion price shall be the lesser of (a) $0.80 or (b) 65% of the average of the 3 lowest closing bid prices for the twenty (20) consecutive Trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note.

In addition, warrants entitling the investor to purchase 199,396 shares of our common stock at a price driven by the market price of the Company’s stock at the date of conversion.  The warrants have a term of five years and vested immediately. The note bears interest at 10% per annum and any unpaid principal and interest is due in full in one year from October 9, 2014.

On October 16, 2014, we entered into a securities purchase agreement with accredited investors for the issuance of original issue discount senior debt secured convertible debentures in the aggregate principal amount of $3,520,000, in exchange for $3,520,000 in secured investor notes payable to the Company, less the initial subscription amount of $712,500 and initial cash at closing of $622,500. The debentures include a 5% original issue discount and bear interest at 10% per annum, of which the first year is guaranteed by the lenders. The secured investor notes are secured by equity interests in one of the investors held by members thereof pursuant to a security agreement.

The various above convertible notes are convertible into shares of our common stock at a price determined as Follows:

Lender Conversion

The investors has the right at any time after the Issue Date until the outstanding balance of the note has been paid in full, at its election, to convert (each instance of conversion is referred to as a “Lender Conversion”) all or any part of the outstanding balance into shares (“Conversion Shares”) of the Company’s Common Stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the “Lender Conversion Price” of $0.4634, subject to potential future adjustments described below.

The Company evaluated the note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existense of the antidilution provision which reduces the Lender Conversion Price in the event of subsequent Dilutive Issuances by the Company described above, the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the default and remedy provisions of the note (see Default Provisions below) cause the Lender Conversion feature to meet the net settlement criterion in ASC 815. Based on the Lender Conversion feature meeting all the embedded derivative criteria in ASC 815, the Lender Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

We may prepay any portion of the principal amount due under the debentures at 115% to 150% of the particular outstanding note balance and accrued interest at various periods over the next year, depending on the terms of the specific note.

Net cash used in operating activities for the years ended December 31, 2014 and 2013 was $5,195,508 and $3,729,528, respectively. The increase in cash used in operating activities was primarily related to the sale of products in the first year of our sales activities and increases in related working capital.

Net cash used in all investing activities for the year ended December 31, 2014 was $32,825 as compared to $38,734 for the year ended December 31, 2013. We purchased $32,825 of machinery and equipment during the twelve months ended December 31, 2014 and $6,618 during the twelve months ended December 31, 2013.

Net cash obtained through all financing activities for the year ended December 31, 2014, was $5,619,307, as compared to $3,967,774 for the year ended December 31, 2013. We received proceeds from sale of common stock, borrowings on line of credit, proceeds from short term debt - related parties, proceeds from notes payable, proceeds from issuance of convertible debt, payments on notes receivable during the year ended December 31, 2014 and proceeds from sale of common stock, borrowings on line of credit, proceeds from short term debt - related parties, proceeds from notes payable and proceeds from issuance of convertible debt during the year ended December 31, 2013. The estimated working capital requirement for the next 12 months is $2,400,000 with an estimated burn rate of approximately $200,000 per month. As reflected in the accompanying financial statements, we had cash of $594,508 at December 31, 2014, compared to $203,534 at December 31, 2013.

Recent Financings

LG Capital Financing

On March 5, 2015, the Company entered into a securities purchase agreement with LG Capital Funding, LLC, an accredited investor (“LG”) whereby the Company issued and sold to LG an 8% convertible note (the “LG Note”) in the principal amount of $105,000 for $105,000 (collectively, the “LG Financing”).

The LG Note is due on the first anniversary of issuance and bears interest at the rate of 8% per annum. The LG Note is convertible, in whole or in part, into shares of Common Stock at the option of LG, at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding, and including, the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the LG Note.

The Company has the right, at any time prior to the six month anniversary of the issuance date of the LG Note to redeem the outstanding LG Note at a redemption price equal to an amount between 115% and 145% of the amount of principal plus interest being redeemed, depending on the date of prepayment.

The convertibility of the LG Note may be limited if, upon conversion, the holder thereof or any of its affiliates would beneficially own more than 9.9% of Common Stock.

The Company reimbursed LG for all costs and expenses incurred by it in connection with the transactions contemplated by the transaction documents in an amount equal to $5,000 and paid $8,000 to Carter Terry & Company in connection with due diligence fees.

JSJ Investments Financing

On March 6, 2015, the Company issued and sold to JSJ Investments Inc. (“JSJ”) a convertible note (the “JSJ Note”) in the principal amount of $100,000 (collectively, the “JSJ Financing”).

The JSJ Note is due on demand and bears interest at the rate of 12% per annum. The JSJ Note is convertible, in whole or in part, into shares of Common Stock at the option of JSJ, at a conversion price equal to the lesser of (i) 55% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of issuance of the JSJ Note or (ii) 55% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the JSJ Note.

The Company has the right to redeem the outstanding JSJ Note at a redemption price equal to 150% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of JSJ.

The Company reimbursed JSJ for all costs and expenses incurred by it in connection with the transactions contemplated by the transaction documents in an amount equal to $2,000 and paid $10,000 to Carter Terry & Company in connection with due diligence fees.

JMJ Financial Financing

On March 9, 2015, the Company issued and sold to JMJ Financial (“JMJ”) a convertible note (the “JMJ Note”) in the principal amount of $100,000 for $90,000 (collectively, the “JMJ Financing”). JMJ has the right to invest an additional $400,000 on the same terms and conditions from time to time in its sole discretion.

Each portion funded of the JMJ Note is due on the second anniversary of funding and bears no interest for the first three months and then a one-time interest charge of 12% will be due. The JMJ Note is convertible, in whole or in part, into shares of Common Stock at the option of JMJ, at a conversion price equal to the lesser of (i) $0.084 or (ii) 60% of the lowest trading price of the Common Stock for the 25 trading days immediately preceding the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the JMJ Note.

The convertibility of the JMJ Note may be limited if, upon conversion, the holder thereof or any of its affiliates would beneficially own more than 4.99% of Common Stock.

The Company granted JMJ piggyback registration rights on the shares issuable upon conversion of the JMJ Note. If the Company fails to include such shares, the Company shall pay JMJ liquidated damages of 25% of the outstanding principal amount of the JMJ Note, but not less than $25,000.

EMA Financial Financing

On March 10, 2015, the Company entered into a securities purchase agreement with EMA Financial, LLC, an accredited investor (“EMA”) whereby the Company issued and sold to EMA an 8% convertible note (the “EMA Note”) in the principal amount of $100,000 for $90,000 (collectively, the “EMA Financing”).

The EMA Note is due on the first anniversary of issuance and bears interest at the rate of 10% per annum. The EMA Note is convertible, in whole or in part, into shares of Common Stock at the option of EMA, at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the EMA Note.

The Company has the right, at any time prior to the four month anniversary of the issuance date of the EMA Note, upon at least five trading days prior written notice, to redeem the outstanding EMA Note at a redemption price equal to 135% of the amount of principal and interest being redeemed.

The convertibility of the EMA Note may be limited if, upon conversion, the holder thereof or any of its affiliates would beneficially own more than 4.9% of Common Stock.

The Company granted EMA a right of first refusal on all future financings for a year from the date of issuance of the EMA Note.

The Company reimbursed EMA for all costs and expenses incurred by it in connection with the transactions contemplated by the transaction documents in an amount equal to $3,500.

Adar Bays Financing

On March 20, 2015, the Company entered into a securities purchase agreement with Adar Bays, LLC, an accredited investor (“Adar”) whereby the Company issued and sold to Adar an 8% convertible note (the “Adar Note”) in the principal amount of $50,000 for $50,000 (collectively, the “Adar Financing”).

The Adar Note is due on the first anniversary of issuance and bears interest at the rate of 8% per annum. The Adar Note is convertible, in whole or in part, into shares of Common Stock at the option of Adar, at a conversion price equal to 65% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding, and including, the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the Adar Note.

The Company has the right, at any time prior to the six month anniversary of the issuance date of the Adar Note to redeem the outstanding Adar Note at a redemption price equal to 150% of the amount of principal being redeemed plus interest.

The convertibility of the Adar Note may be limited if, upon conversion, the holder thereof or any of its affiliates would beneficially own more than 9.9% of Common Stock.

The Company reimbursed Adar for all costs and expenses incurred by it in connection with the transactions contemplated by the transaction documents in an amount equal to $2,500 and paid $4,000 to Carter Terry & Company in connection with due diligence fees.

Union Capital Financing

On March 27, 2015, the Company entered into a securities purchase agreement with Union Capital, LLC, an accredited investor (“Union Capital”) whereby the Company issued and sold to Union Capital an 8% convertible note (the “Union Capital Note”) in the principal amount of $75,000 for $75,000 (collectively, the “Union Capital Financing”).

The Union Capital Note is due on the first anniversary of issuance and bears interest at the rate of 8% per annum. The Union Capital Note is convertible, in whole or in part, into shares of Common Stock at the option of Union Capital, at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding, and including, the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the Union Capital Note.

The Company has the right, at any time prior to the six month anniversary of the issuance date of the Union Capital Note to redeem the outstanding Union Capital Note at a redemption price equal to an amount between 115% and 145% of the amount of principal plus interest being redeemed, depending on the date of prepayment.

The convertibility of the Union Capital Note may be limited if, upon conversion, the holder thereof or any of its affiliates would beneficially own more than 9.9% of Common Stock.

The Company reimbursed Union Capital for all costs and expenses incurred by it in connection with the transactions contemplated by the transaction documents in an amount equal to $3,500 and paid $6,000 to Carter Terry & Company in connection with due diligence fees.

Recent Accounting Pronouncements, not yet adopted

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted. We have not determined the effect of the standard on our ongoing financial reporting.

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. The amendments will be effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, (ASU 2015-02). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of WindStream Technology, Inc., (fka Windaus Global Energy, Inc.) and its subsidiaries, Windstream Technologies, Inc. (A California corporation), WindStream Energy Technologies Pvt Ltd. and WindStream Technologies Latin America S.A. All material intercompany balances have been eliminated in consolidation.

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at 4:00 p.m., Eastern Time, at each quarter end. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions. Net unrealized currency gains and losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate are reflected as part of unrealized appreciation/depreciation on translation of assets and liabilities denominated in foreign currencies.

Revenue Recognition

Sales revenue consists of amounts earned from customers through the sale of its primary products, the TurboMill and the SolarMill, power generation devices, which use alternative energy sources, primarily wind, to generate electricity. We also provide accessory products in support of these devices in the form of mounting equipment, data collection/monitoring equipment, batteries, inverters and various wiring solutions and accessories.

Sales revenue is recognized when persuasive evidence of an arrangement exists, title to and risk of loss for the product has passed, which is generally when the products are shipped to its customers and collection is reasonably assured.

Basic and Diluted Net Loss per Share

We compute loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended December 31, 2014 and 2013, respectively.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At December 31, 2014 and December 31, 2013, unamortized deferred financing costs incurred totaled $0 and $37,529, respectively. Amortization of deferred financing costs, which has been included interest expense, for the years ended December 31, 2014 and 2013 was approximately $38,000 and $52,000, respectively.

Accounting for Derivatives Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

Related parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Contractual Commitments

A summary of contractual debt obligations is as follows:

		Payments due by period:
		Less than			More than
Contractual Obligations:	Total	one year	1-3 years	3-5 years	5 years

Short term convertible notes payable with imbedded derivatives	$3,041,332	$3,041,332	-	-	-
Short term debt - related party	$221,000	$221,000	-	-	-
Short term debt - third parties, includes:
Line of credit with a bank	$1,991,606	$1,991,606	-	-	-
Notes payable to various individuals	$485,000	$485,000	-	-	-
Total short term debt - third parties	$2,476,606	$2,476,606	-	-	-

Notes payable, including interest	$1,616,535	$285,097	$1,331,438	-	-

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements commencing at page F-1 of this report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Engagement of Somerset

On February 25, 2015, we received notice of the resignation of Hartley Moore Accountancy Corporation (“Hartley Moore”), as our independent registered public accounting firm.

The report of Hartley Moore on the Company’s financial statements for the past fiscal year ended December 31, 2013 contained no adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as that the report of Hartley Moore for the fiscal years ended December 31, 2013 indicated conditions which raised substantial doubt about the Company’s ability to continue as a going concern.

During our two most recent fiscal years and through all subsequent interim periods preceding Hartley Moore’s resignation, we had no disagreements with Hartley Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hartley Moore, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

There were “reportable events” (as that term is defined in Item 304(a) (1) (v) of Regulation S-K) during the fiscal years ended December 31, 2014 and 2013 and the subsequent interim period through February 25, 2015, as follows. In its resignation letter, Hartley Moore stated the following, among other things:

“On or about February 16, 2015, [Hartley Moore] was informed by Messrs. Bates and Thorpe that the Company’s subsidiary in India, Windstream Energy Technologies India Private Limited (“WSPVT”), [of] which the Company owned a 99.9% interest, had entered into a joint venture. Per Messrs. Bates and Thorpe, in December 2014, WSPVT entered into a joint venture with a third party, West Coast Ventures Private Limited (“WCPV”), in which WCPV contributed approximately $1,500,000 to the joint venture and WSPVT would license the technology. HMCPA requested the joint venture agreement and related documentation, which was received on February 24, 2015.”

“As a result, [Hartley Moore] determined the agreement was entered into subsequent to the third quarter September 30, 2014 but prior to the issuance of such third quarter financial statements on Form 10-Q, which was filed on November 14, 2014. The financial statements included in such third quarter Form 10-Q did not disclose or refer to this transaction and it was never mentioned to [Hartley Moore] during our review of the third quarter. As a result, the management representation letter provided to us by Mr. Bates, and the representations made to us during our third quarter review by both Messrs. Bates and Thorpe may be incorrect.”

“Because the audit process necessitates the reliance on various representations made by management, [Hartley Moore] has determined that, due to the issues outlined above, it can no longer fully rely on the representations made by the Company’s management.”

Effective March 3, 2015, we appointed Somerset CPAs, P.C. (“Somerset”) as our new independent registered public accounting firm. The decision to engage Somerset was recommended and approved by our board of directors. During the two most recent fiscal years and through the date of engagement, we did not consult with Somerset regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a) (1) (v)), during the two most recent fiscal years.

Engagement of Hartley Moore

On October 25, 2013, we dismissed MaloneBailey, LLP (“MaloneBailey”), as our independent registered public accounting firm.

The report of MaloneBailey on the Company’s financial statements for the fiscal year ended December 31, 2012 contained no adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and through all subsequent interim periods preceding MaloneBailey’s dismissal, we had no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of termination of MaloneBailey, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

Effective October 17, 2013, we appointed Hartley Moore as our new independent registered public accounting firm. The decision to engage Hartley Moore was recommended and approved by our board of directors. During the two most recent fiscal years and through the date of engagement, we did not consult with Hartley Moore regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Engagement of MaloneBailey

On May 16, 2013, we dismissed Weinberg & Company, P.A. (“Weinberg”), as our independent registered public accounting firm.

The report of Weinberg on the Company’s financial statements for the fiscal year ended June 30, 2012 contained no adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and through all subsequent interim periods preceding Weinberg’s dismissal, we had no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of termination of Weinberg, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

Effective May 16, 2013, we appointed MaloneBailey as our new independent registered public accounting firm. The decision to engage MaloneBailey was recommended and approved by our board of directors. During the two most recent fiscal years and through the date of engagement, we did not consult with MaloneBailey regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a) (1) (v)), during the two most recent fiscal years.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis;

b)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result;

We are committed to improving our financial organization. When funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements and anticipate doing so until we have a sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

Due to the fact that our internal accounting staff consists solely of a Chief Financial Officer and an accounting manager, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the reasons discussed above.

This annual report does not include an attestation report by Somerset CPAs, P.C., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On October 16, 2014, we, WET and West Coast Ventures Private Limited (“West Coast”) entered into an agreement (the “WET Agreement”). Pursuant to the WET Agreement, we agreed to sell a 45% noncontrolling interest in WET to West Coast in exchange for $2 million. In addition, West Coast received two of the five seats on the board of directors of WET, and we control the remaining three. As of December 31, 2014, we had received approximately $873,000 of the capital contribution required by West Coast, and as of April 13, 2015, we had received approximately $873,000 in total from West Coast. The WET Agreement should have been disclosed on a Form 8-K during the quarter ended December 31, 2014.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 10, 2015 are set forth below:

Name	Age	Position	Director Since
Daniel Bates	57	Chief Executive Officer and Chairperson of the Board	2013
William Thorpe	60	Chief Financial Officer	n/a
Travis Campbell	39	Chief Operating Officer	n/a
Wanda Ferguson	60	Secretary	n/a
Channing Dawson	62	Director	2014
David Lowenstein	73	Director	2014

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Daniel Bates has served as our President, Chief Executive Officer and a member of the Board of Directors since May 2013 and has served as the President and Chief Executive Officer of WindStream Technologies, Inc. (A California corporation) a subsidiary before May 2013. Between 2001 and 2006, Mr. Bates was President of Avant Interactive, an internet video company providing interactive video technology to television networks, advertising agencies and video publishers. Mr. Bates’ significant experience with our business, as well as his extensive senior management experience and entrepreneurship were instrumental in his selection as a member of the board of directors.

William Thorpe has served as our Chief Financial Officer since January 2015. Since September 2013, Mr. Thorpe has been a partner in CFO Edge, LLC, a provider of outsourced CFO services. From June 2006 to March 2013, Mr. Thorpe was the Chief Financial Officer for West Coast Materials, Inc., a provider of construction aggregates and building materials. From February 2004 to May 2006, Mr. Thorpe was the Chief Financial Officer of the Garden Products Division of Central Garden & Pet, Inc. Between October 2001 and February 2004, Mr. Thorpe was the Chief Financial Officer of CBCA, Inc., a health benefits services administrator. From March 2000 through August 2001, Mr. Thorpe was Chief Financial Officer of On Station Corp. (formerly CarStation). Previously, Mr. Thorpe worked at Visa International (1992 – 2000) as Senior Vice President and Controller and Vice President and Controller of the Products and Systems division, Milk Products Holdings (North America), Inc., a wholly owned subsidiary of the New Zealand Dairy Board, as Chief Financial Officer. Mr. Thorpe has also previously worked for KPMG, whereby he progressed from an intern to a Senior Manager. Mr. Thorpe has been a Certified Public Accountant, (inactive) in California since 1980 and earned a Bachelor of Arts degree in Business Economics in 1977 from the University of California, Los Angeles.

Travis Campbell has served as our Chief Operating Officer since May 2013. Mr. Campbell joined WindStream in August 2011 as Director of Business Development until his appointment as Chief Operating Officer. From 2009 to 2010, Mr. Campbell worked as a consultant for Montrow Tool & Machine and Seymour Glass. From 2004 to 2009, Mr. Campbell explored his interest as an entrepreneur and built a $30 million brokerage and logistics company as the President of Oceanstar, LLC. From 2000 to 2004, Mr. Campbell worked for the North Vernon Industry Corporation as the Director of International Operations in the joint venture between Toyota Automated Loom Works, Ltd. and Ota Heavy Industries, Ltd., where he led operational teams and established global counterweight production in China, Japan, North America, and Europe. Mr. Campbell was the Executive Director of the Jennings County Economic Development Commission from 1998 to 2000. Mr. Campbell holds a Bachelor of Arts Degree in Political Science and Economics from Butler University.

Wanda Ferguson has served as our Secretary since May 2014. Wanda Ferguson joined WindStream as plant manager in October, 2011, with 33 years of experience in all disciplines of manufacturing, primarily for Tier 1 automotive suppliers. Ms. Fergusons’ vast experience is not only in manufacturing, but quality assurance, employee training, human resources, and plant management. From 2006 until October 2011, when she joined the Company, Wanda held a number of part-time positions with a number of companies. From 2003 to 2006, Wanda was a plant manager for Martinrea and from 1993 to 2003, she was a plant manager for Pilot Industries. While working full-time, Ms. Ferguson earned a Bachelor of Science degree from Purdue University in Organizational Leadership and was presented with the Distinguished Alumni Award.

Channing Dawson has served as a member of the Board of Directors since May 2014. Since 2007, Mr. Dawson has been a senior consultant, business development, to the Scripps Networks. Between 1994 and 2006, Mr. Dawson held several executive positions at the Scripps Networks, including VP of New Media, Senior VP of New Media and Senior VP and New Ventures. Mr. Dawson was part of the founding executive team for both HGTV and DIY Network; developed one of the very first media call centers, HGTV Viewer Services; conceived HGTV Ideas magazine which has evolved into an e-newsletter with more than 3 million subscribers; created Scripps Networks’ first broadband channels; and launched Scripps Networks On Demand, one of the most widely distributed video on-demand programs in the country. In 2005, he received an Advanced Media Technology Emmy, and currently sits on the board of governors for that award. Since 2007, Mr. Dawson has served as the President of Channing Media, a media advisory company. Prior to joining Scripps, Mr. Dawson served as director of marketing and communications for The New York Times – Magazine Division, editorial director of Home Magazine, editor-in-chief of The Practical Homeowner, and assistant editor of Sunset. Mr. Dawson holds a B.A. degree in English Literature from Colorado College. Mr. Dawson’s extensive executive expertise and experience in formulating partnering and business development strategies was instrumental in his selection as a member of our board of directors.

David Lowenstein has served as a member of the Board of Directors since May 2014. Mr. Lowenstein retired in 2014 from UCLA, where he was the Director of the UCLA Central Ticket Office since founding this unit in 1979. As Director of the ticket office, Mr. Lowenstein was responsible for the ticketing for over 700 events held on the campus each year, including athletics, performing arts, academic arts and student events, along with professional tennis tournament and special events. Mr. Lowenstein has also founded his own corporation, IMS Management Services, which handles the ticketing services for a variety of large events held throughout the country, including State Fairs, county fairs and festivals, and large concert events. IMS also handles the ticketing services for the annual Rose Bowl Game, as well as the Gold Cup soccer matches. Mr. Lowenstein is also a well-known speaker, giving presentations on the principles of excellent customer service at various conferences. He serves as a Board member for the Chuck Jones Center for Creativity, which is charged with ensuring that the vision of the late animation director, Chuck Jones, of providing a place for young people to learn and create, is fulfilled. Mr. Lowenstein holds a B.A. degree in History from UCLA. Mr. Lowenstein’s extensive management and marketing experience was instrumental in his selection as a member of our board of directors.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Daniel Bates has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Channing Dawson and David Lowenstein are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2014, our board of directors held two meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Due to the limited size of our board of directors, we currently do not use board committees. As a result, the board as a whole carries out the functions of audit, nominating and compensation committees.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2014 and 2013, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except for the following:

●	A Form 4 filed by Adrian James on July 17, 2014 relating to the sale of common stock on June 26, 2014 and a purchase of common stock on July 8, 2014; and

●	Forms 3 for Channing Dawson and David Lowenstein relating to their appointment to the Board of Directors on May 2, 2014 have not been filed.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics and we have not adopted one.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2014 and 2013.

							Change in
							Pension
							Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Options	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Daniel Bates, Chief Executive Officer and Director (1)	2014	204,846	-	-	3,255,000	-	-	-	3,459,846
	2013	123,706	-	-	147,500	-	-	-	271,206

David Worrall, Former Chief Executive Officer (2)	2013	-	-	-	-	-	-	-	-

Travis Campbell, Chief Operating Officer	2014	127,436	-	-	620,000	-	-	-	747,436

Wanda Ferguson, Secretary	2014	89,846	-	-	310,000	-	-	-	399,846

(1)	Mr. Bates was appointed as of Chief Executive Officer on May 22, 2013.

(2)	Mr. Worrall resigned as of Chief Executive Officer on May 22, 2013.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

The Company entered into employment agreements (each, an “Agreement” and collectively, the “Agreements”) with Daniel Bates (“Bates”) to serve as President and Chief Executive Officer, William Thorpe (“Thorpe”) to serve as Chief Financial Officer, Travis Campbell (“Campbell”) to serve as Chief Operating Officer and Wanda Ferguson (“Ferguson,” and together with Bates, Thorpe and Campbell, the “Executives”) to serve as Secretary for the Company. The Agreements with Bates, Campbell and Ferguson were entered into on November 11, 2014 and with Thorpe on January 1, 2015.

The base salaries for Bates, Thorpe, Campbell and Ferguson under the Agreements are $350,000, $112,500, $175,000 and $120,000 per annum, respectively, and shall increase 10% per annum, subject to Board approval. The Agreements for Bates, Thorpe, Campbell and Ferguson have an initial term of five years, three years, three years and two years, respectively, with automatic renewal for successive one year terms, unless either party delivers prior written notice at least 30 days prior to the end of a term of its intention to not renew.

Pursuant to the Agreement with Bates, Bates has the option to defer payment of his base salary to a future date he determines. Any deferred base salary will accrue interest at 10% per annum, and Bates has the right to convert any deferred base salary into shares of the Company’s common stock at a conversion price equal to the market price at such date. No such conversion or deferral occurred in 2014.

Pursuant to the Agreement with Thorpe, initially Thorpe is required to devote approximately 75% of his working time to the Company, and the Company’s Chief Executive Officer will determine when and/or if Thorpe shall be required to devote all of his working time to the Company. At such time as Thorpe devotes 100% of his working time to the Company, his base salary will be increased to $150,000 per annum.

Pursuant to the Agreements, Bates, Thorpe, Campbell and Ferguson were granted 10,500,000, 250,000, 2,000,000 and 1,000,000 stock options, respectively, all of which vested upon the execution of the Agreements.

Pursuant to the Agreements, if the Company terminates Executive’s employment without Cause (as defined in the Agreements) or the Executive resigns for Good Reason (as defined in the Agreements), the Executive is entitled to the following payments and benefits: (i) unpaid base salary plus any accrued but unpaid benefits to the effective date of termination and any unpaid bonus earned in accordance with the then applicable bonus plan or program to the effective date of termination; (ii) if there is no unpaid bonus earned for the year of termination, then an amount determined by a formula based upon the base salary and number of days employed, and if the termination occurs prior to the date on which the annual bonus would otherwise be paid, an amount equal to the annual bonus that would have been paid to Executive for such immediately preceding year, based on the actual achievement of applicable performance goals; (iii) severance in an amount equal to Executive’s then-current base salary for a period of 18 months; and (iv) continuation of health benefits for Executive and his or her eligible dependents for a period of 18 months following termination, provided, however, that the foregoing subsections (ii), (iii) and (iv) are subject to the Executive maintaining compliance with certain covenants, including confidentiality, non-solicitation and non-competition clauses, set forth in the Agreements.

Pursuant to the Agreements, if Executive’s employment is terminated as a result of permanent disability, Executive is entitled to the following payments and benefits: (i) unpaid base salary plus any accrued but unpaid benefits to the effective date of termination and any unpaid bonus earned in accordance with the then applicable bonus plan or program to the effective date of termination; and (ii) if there is no unpaid bonus earned for the year of termination, then an amount determined by a formula based upon the base salary and number of days employed during the year in which termination occurs.

Rights with regard to equity incentive awards, including stock options and restricted stock units, shall be governed by separate applicable agreements entered into between Executive and the Company; provided, however, that in the event of termination without Cause, any stock options awarded to Executive under the Agreements shall immediately vest upon termination.

If within one year of a Change of Control (as defined in the Agreements) occurring during the Executive’s employment, the Company or a succeeding entity terminates Executive without Cause (as defined in the Agreements) or Executive terminates his employment for Good Reason (as defined in the Agreements), the Executive is entitled to the following payments and benefits, subject to certain conditions: (i) unpaid base salary, bonus and benefits accrued up to the effective date of termination, (ii) if there is no unpaid bonus earned for the year of termination, then an amount determined by a formula based upon the base salary and number of days employed, and if the termination occurs prior to the date on which the annual bonus would otherwise be paid, an amount equal to the annual bonus that would have been paid to Executive for such immediately preceding year, based on the actual achievement of applicable performance goals; (iii) a lump sum payment equal to Executive’s then-current base salary for a period of 36 months, and (iv) continuation of health benefits for Executive and his or her eligible dependents for a period of 18 months following termination. The foregoing payments shall be in lieu of, and not in addition to, any severance payments. All unvested stock awards held by Executive, including stock options and any other subsequent awards, shall become fully vested upon a Change of Control.

As used in the Agreements, the term “Cause” means and includes: (i) Executive’s abuse of alcohol that materially affects Executive’s performance of Executive’s duties under the Agreement, or use of any controlled substance; (ii) a willful act of fraud, dishonesty or breach of fiduciary duty on the part of Executive with respect to the business or affairs of the Company; (iii) material failure by Executive to comply with applicable laws and regulations or professional standards relating to the business of the Company; (iv) material failure by Executive to satisfactorily perform his duties hereunder, a material breach by Executive of the Agreement, or Executive engaging in conduct that materially conflicts with the best interests of the Company or that may materially harm the Company’s reputation; (v) Executive being subject to an inquiry or investigation by a governmental authority or self-regulatory organization such that the existence of such inquiry or investigation is reasonably likely to result in damage to the Company’s business interests, licenses, reputation or prospects; or (vi) Executive’s being convicted of a felony or a misdemeanor involving moral turpitude.

As used in the Agreements, the term “Good Reason” means: (i) a material diminution in Executive’s authority, duties or responsibilities; (ii) requiring Executive to move his place of employment more than 75 miles from his place of employment prior to such move; or (iii) a material breach by the Company of the Agreement; provided that in any such case Executive has not consented thereto. In addition to the foregoing requirements, in no event shall an Executive’s termination be considered for Good Reason unless such termination occurs within two years following the initial existence of one of the conditions specified in clauses (i), (ii) and (iii) of the preceding sentence.

For purposes of the Agreements, “Change in Control” generally means: (i) the date on which any person or group acquires ownership of the Company’s stock constituting more than 50% of the total fair market value or total voting power of the stock of the Company; (ii) the date on which any person or group acquires ownership of the Company’s stock possessing 40% or more of the total voting power of the Company’s stock; (iii) the date on which a majority of the members of the Board is replaced during any 12 month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election; or (iv) the date on which any person or group acquires Company assets with a total gross fair market value equal to or more than 40% of the total gross fair market value of all the Company’s assets immediately before such acquisition(s).

Option/SAR Grants in Fiscal Year Ended December 31, 2014

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Daniel Bates	11/11/2014	10,500,000	$0.15	$3,255,000

Travis Campbell	11/11/2014	2,000,000	$0.15	$620,000

Wanda Ferguson	11/11/2014	1,000,000	$0.15	$310,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2014.

	Number of Securities underlying Unexercised Options (#) Exercisable (1)	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Daniel Bates	2,500,000	-	0.05	7/28/2023
Daniel Bates	10,500,000	-	0.15	11/11/2024
	13,000,000	-	0.13

Ryan Keating	100,000	-	0.15	11/11/2024
	100,000	-	0.15

Travis Campbell	12,500	-	0.90	1/8/2022
Travis Campbell	500,000	-	0.05	7/28/2023
	512,500	-	0.07
Travis Campbell	2,000,000	-	0.15	11/11/2024
	2,512,500	-	0.13

Wanda Ferguson	250,000	-	0.05	7/28/2023
Wanda Ferguson	1,000,000	-	0.15	11/11/2024
	1,250,000	-

	16,062,500	-	0.13

(1)	The fair value of these options was estimated at the dates of the grants, using the Black-Scholes option-pricing model. See note 15 to the financial statements included elsewhere for a listing of assumptions used in the valuation.

Equity Compensation Plan Information

The following table gives Information about our Common Stock that may be issued upon the exercise of options and rights as of December 31, 2014.

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Stock Compensation Options	16,062,500	0.13	16,062,500
Equity Compensation Plan not Approved by Shareholders	700,000	0.15	4,300,000
Warrants	450,000	0.25	450,000

	17,212,500	0.13	20,812,500

On November 11, 2014, the Company adopted the 2014 Stock Incentive Plan. The plan provides for Options, Stock Appreciation Rights, Dividend Equivalent Rights Restricted Stock, Restricted Stock Units or other rights or benefits under the Plan. The maximum aggregate number of Shares which may be issued pursuant to all Awards (including Incentive Stock Options) is five million (5,000,000) Shares. The Shares may be authorized, but unissued, or reacquired Common Stock. In addition, Dividend Equivalent Rights shall be payable solely in cash and therefore the issuance of Dividend Equivalent Rights shall not be deemed to reduce the maximum aggregate number of Shares which may be issued under the Plan. The plan has a term of ten years. On November 11, 2014, 700,000 options were granted under this plan with a weighted average exercise price of $0.15 and a weighted average contractual term of three years.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2014 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Channing Dawson	1,000	—	1,000
David Lowenstein	1,250	—	1,250
Total:	2,250	—	2,250

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 13, 2015:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o WindStream Technologies, Inc., 819 Buckeye Street, North Vernon, Indiana 47265.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Daniel Bates	Common Stock	31,042,980	(3)	28.93%
William Thorpe	Common Stock	250,000	(4)	*
Travis Campbell	Common Stock	2,518,500	(5)	2.63%
Wanda Ferguson	Common Stock	1,000,000	(4)	1.06%
Channing Dawson	Common Stock	0		*
David Lowenstein	Common Stock	0		*
Officers and Directors as a Group (6 persons)	Common Stock	35,115,852	(6)	31.78%

Adrian James (7)	Common Stock	12,815,000	(8)	13.69%

* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 13, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 93,604,796 shares of common stock issued and outstanding as of April 13, 2015.

(3) Includes 13,450,000 shares of common stock underlying options, and 250,000 shares of common stock underlying warrants; which are currently exercisable or become exercisable within 60 days.

(4) Represents shares of common stock underlying options, which are currently exercisable or become exercisable within 60 days.

(5) Includes 2,208,128 shares of common stock underlying options, which are currently exercisable or become exercisable within 60 days.

(6) Includes 17,462,500 shares of common stock underlying options, and 250,000 shares of common stock underlying warrants; which are currently exercisable or become exercisable within 60 days.

(7) The mailing address for this beneficial owner is 3736 Bee Caves Rd, Suite 1-105, Austin, Texas 78746.

(8) Based upon a Schedule 13G dated as of August 22, 2013 and filed with the SEC on July 18, 2014. Includes 12,675,000 shares of common stock owned by Vanguard Financial Trust, of which Mr. James is the trustee and has investment and voting control over the shares held by this entity.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Short Term Debt - Related Parties

Our President has lent us money under the terms of unsecured notes, which are due on demand. During the twelve months ended December 31, 2014 and 2013, our President advanced us $88,000 and $62,000, respectively, to fund our operations and we repaid $55,000 and $27,500, respectively, of the total amounts that were advanced in 2014 and 2013.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Somerset CPAs, P.C. and Hartley Moore Accountancy Corp. were our principal independent registered public accountants engaged to audit our financial statements for the fiscal years ended December 31, 2014 and 2013, respectively. The following table shows the fees that we paid or accrued for the audit and other services provided by Hartley Moore and Somerset CPAs.

Fee Category	2014	2013
Audit Fees-Somerset CPAs	$100,000	$-
Audit Fees-Hartley Moore	$29,500	$3,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed. The following documents are filed as part of this report:

(1)	Financial Statements. The following reports and financial statements:

●	Report of Somerset CPAs, P.C., Independent Registered Public Accounting Firm;

●	Report of Hartley Moore Accountancy Corporation, Independent Registered Public Accounting Firm;

●	Consolidated Balance Sheets as of December 31, 2014 and 2013;

●	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. See subsection (c) below.

(3)	Exhibits. See subsection (b) below.

(b)	Exhibits. The exhibits filed or furnished with this report are set forth on the Exhibit Index immediately following the signature page of this report, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules. All schedules are omitted because they are not applicable, the amounts involved are not significant or the required information is shown in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDSTREAM TECHNOLOGIES, INC.

Date: April 15, 2015	By:	/s/ DANIEL BATES
Daniel Bates
Chief Executive Officer (Principal Executive Officer)

Date April 15, 2015	By:	/s/ WILLIAM K. THORPE
William K. Thorpe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DANIEL BATES	Director	April 15, 2015
Daniel Bates

/s/ DAVID LOWENSTEIN	Director	April 15, 2015
David Lowenstein

/s/ CHANNING DAWSON	Director	April 15, 2015
Channing Dawson

INDEX TO EXHIBITS

Exhibits:

2.01	Form of Rescission Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., Windaus Global Energy, Inc., and Maurice and Judy Dechamps, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2013 and incorporated herein by reference.

2.02	Form of Share Exchange Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., WindStream Technologies, Inc. and the shareholders of WindStream Technologies, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 23, 2013 and incorporated herein by reference.

3.01	Certificate of Continuation, filed as an exhibit to the Company’s amended Current Report on Form 8-K/A, filed with the Commission on February 14, 2013 and incorporated herein by reference.

3.02	Memorandum and Articles of Association, filed as an exhibit to the Company’s registration statement on Form F-1, filed with the Commission on July 11, 2008 and incorporated herein by reference.

3.03	Amendment to Memorandum and Articles of Association, filed as an exhibit to the Company’s registration statement on Form 10, filed with the Commission on June 13, 2012 and incorporated herein by reference.

3.04	Articles of Incorporation, as amended, of WindStream Technologies, Inc.

3.05	Amended and Restated Bylaws of WindStream Technologies, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2014 and incorporated herein by reference.

10.01	Form of distribution agreement with HG Energy, filed as an exhibit to the Company’s amended Current Report on Form 8-K/A, filed with the Commission on November 1, 2013 and incorporated herein by reference.

10.02	Form of distribution Agreement with Jamaica Public Service Company, filed as an exhibit to the Company’s amended Current Report on Form 8-K/A, filed with the Commission on November 1, 2013 and incorporated herein by reference.

10.03	Form of Convertible Promissory Note , filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 23, 2013 and incorporated herein by reference.

10.04	Form of Warrant, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 23, 2013 and incorporated herein by reference.

10.05	Form of Securities Purchase Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.06	Form of Secured Convertible Promissory Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.07	Form of Warrant, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.08	Form of Securities Purchase Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.09	Form of Secured Convertible Promissory Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.10	Form of Warrant, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.11	Form of Convertible Debenture Subscription Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.12	Form of Original Issue Discount Senior Secured Convertible Debenture, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.13	Form of Original Issue Discount Senior Secured Convertible Debenture, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.14	Form of Original Issue Discount Senior Secured Convertible Debenture, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.15	Form of Secured Investor Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.16	Form of Secured Investor Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.17	Form of Secured Investor Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.18	Form of Investor Security Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.19	Employment Agreement, between WindStream Technologies, Inc. and Daniel Bates, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.20	Employment Agreement, between WindStream Technologies, Inc. and Travis Campbell, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.21	Employment Agreement, between WindStream Technologies, Inc. and Wanda Ferguson, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.22	Employment Agreement, between WindStream Technologies, Inc. and William Thorpe, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.23	Joint Venture Agreement of WindStream Technologies, Inc., dated as of October 16, 2014, by and among WindStream Technologies, Inc., WindStream Energy Technologies India Private Limited and West Coast Ventures Private Limited.

10.24	Securities Purchase Agreement, dated March 5, 2015, by and between the Company and LG.

10.25	Form of Convertible Note, dated March 5, 2015, issued by the Company to LG.

10.26	Form of Convertible Note, dated March 6, 2015, issued by the Company to JSJ.

10.27	Form of Convertible Note, dated March 9, 2015, issued by the Company to JMJ.

10.28	Securities Purchase Agreement, dated March 10, 2015, by and between the Company and EMA.

10.29	Form of Convertible Note, dated March 10, 2015, issued by the Company to EMA.

10.30	Securities Purchase Agreement, dated March 20, 2015, by and between the Company and Adar.

10.31	Form of Convertible Note, dated March 20, 2015, issued by the Company to Adar.

10.32	Securities Purchase Agreement, dated March 27, 2015, by and between the Company and Union Capital.

10.33	Form of Convertible Note, dated March 27, 2015, issued by the Company to Union Capital.

21.01	List of Subsidiaries.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

WindStream Technologies Inc.

North Vernon, Indiana

We have audited the accompanying consolidated balance sheet of WindStream Technologies Inc. (“the Company”) as of December 31, 2014 and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WindStream Technologies Inc. at December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, recurring net losses, and a working capital deficit at December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somerset CPAs, P.C.
Indianapolis, Indiana
April 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

WindStream Technologies, Inc.

We have audited the accompanying consolidated balance sheet of WindStream Technologies, Inc. (fka Windaus Global Energy, Inc.). (the Company) as of December 31, 2013, and the related Consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Hartley Moore Accountancy Corporation
Anaheim, California

April 9, 2014

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$594,508	$203,534
Accounts receivable, net	1,017,522	401,549
Inventories	1,184,957	946,805
Prepaid expenses	77,349	187,341
Investor notes receivable	2,175,260	—
Deferred financing costs	—	37,529
TOTAL CURRENT ASSETS	5,049,596	1,776,758
Property and equipment, net	253,640	352,430
OTHER ASSETS
Deposits	62,059	7,500
TOTAL ASSETS	$5,365,295	$2,136,688

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,154,283	$742,482
Accrued liabilities	1,052,891	789,338
Short term debt - third parties	2,476,605	900,000
Current maturities of note payable	107,838	224,087
Convertible notes payable, net of unamortized debt discount of $166,668 and $219,979, respectively	3,041,332	330,021
Derivative liabilities	1,939,292	-
Short term debt - related parties	221,000	187,500
TOTAL CURRENT LIABILITIES	9,993,241	3,173,428

LONG TERM LIABILITY
Note payable, non-current	1,217,162	1,175,913
TOTAL LIABILITIES	11,210,403	4,349,341

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value; unlimited shares authorized; 88,617,154 and 83,461,899 shares issued and outstanding, respectively	87,283	83,462
Additional paid in capital	15,881,419	8,184,557
Accumulated deficit	(21,750,309)	(10,480,672)
Deficit attributable to Windstream Technologies, Inc.	(5,781,606)	(2,212,653)
Noncontrolling interest	(63,501)	—
TOTAL STOCKHOLDERS’ DEFICIT	(5,845,108)	(2,212,653)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,365,295	$2,136,688

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013
SALES	$1,764,358	$895,561

COST OF GOODS SOLD	2,331,707	1,491,166

GROSS LOSS	(567,349)	(595,605)

OPERATING EXPENSES:
Research and development	146,178	402,273
Write down of inventory	111,000	-
Stock compensation	5,224,258	1,957,606
General and administrative expenses	3,632,857	1,350,366

TOTAL OPERATING EXPENSES	9,114,293	3,710,245

LOSS FROM OPERATIONS	(9,681,642)	(4,305,850)

OTHER INCOME (EXPENSE)
Other expense	(800)	(800)
Interest expense, net	(1,226,625)	(537,903)
Loss on change in fair value of derivative liabilities	(424,071)	-

TOTAL OTHER INCOME (EXPENSE)	(1,651,496)	(538,703)

NET LOSS	$(11,333,138)	$(4,844,553)

Noncontrolling interest	(63,501)	-

NET LOSS ATTRIBUTABLE TO WINDSTREAM TECHNOLOGIES, INC.	$(11,269,637)	(4,844,553)

Net Loss Per Share - Basic and Diluted	$(0.13)	(0.07)

Weighted Average Shares Outstanding - Basic and Diluted	88,696,836	71,716,392

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Shares			Seed 1 Preferred Shares			Seed 2 Preferred Shares			Common Stock		Additional Paid in	Non-controlling	Accumulated
	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount	Capital	Interest	Deficit	Total

Balance - December 31, 2012	83,053		$740,000	35,000		$35,000	463,908		$1,521,353	24,646,640	$24,647	$320,233	$-	$(5,636,119)	$(2,994,886)

Reverse merger adjustment	(83,053)		(740,000)	(35,000)		(35,000)	(463,908)		(1,521,353)	15,019,259	15,019	2,281,334	-	-	-

Common stock issued in connection with reverse merger									-	24,000,000	24,000	(56,116)	-	-	(32,116)

Stock option expense	-		-	-		-	-		-	-	-	452,352	-	-	452,352

Common stock issued for services										4,360,000	4,360	1,500,894	-	-	1,505,254

Warrants issued												253,486	-		253,486

Beneficial conversion feature on convertible debt												274,649	-		274,649

Warrant issued for deferred financing costs												48,203	-		48,203

Offering costs												(109,042)	-		(109,042)

Common stock issued to stockholders										15,436,000	15,436	3,218,564	-		3,234,000

Net loss	-		-	-		-	-		-	-	-	-	-	(4,844,553)	(4,844,553)

Balance - December 31, 2013	-		$-	-		$-	-		$-	83,461,899	$83,462	$8,184,557	$-	$(10,480,672)	$(2,212,653)

Stock-based compensation expense										-	-	5,224,258	-	-	5,224,258

Beneficial conversion feature on convertible debt										-	-	400,000	-	-	400,000

Conversion of warrants to common stock										136,000	136	(136)	-	-	-

Issuance of Common Stock										4,562,262	3,228	1,627,011	-	-	1,630,239

Sale of Noncontrolling Interest in Subsidiary										-	-	475,370	-		475,370

Net loss										-	-	-	(63,501)	(11,269,637)	(11,333,138)

Exercise of Stock Options										456,993	457	(457)	-	-	-

Deposit for future financings written off										-	-	50,000	-	-	50,000

Offering Costs										-	-	(79,184)	-	-	(79,184)

Balance –December 31, 2014		$			$			$		88,617,154	$87,283	$15,881,419	$(63,501)	$(21,750,309)	$(5,845,108)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	Dec. 31, 2014	Dec. 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,333,138)	$(4,844,553)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,111	142,130
Amortization of deferred financing costs	37,529	52,608
Provision for bad debt	28,402	—
Loss from change in fair value of derivative liability	424,071	—
Beneficial conversion of convertible debt	400,000	—
Stock based compensation and stock warrant expense	5,224,258	1,957,606
Inventory write-down	111,000	—
Amortization of debt discount	—	308,156

Changes in operating Assets and Liabilities:
Accounts receivable	(644,375)	(376,616)
Inventories	(349,152)	(651,782)
Prepaid expenses	109,037	(109,624)
Deposits	(53,604)	—
Accounts payable	411,801	(278,830)
Accounts payable - related parties	—	(41,705)
Accrued liabilities	313,552	113,082
NET CASH USED IN OPERATING ACTIVITIES	(5,195,508)	(3,729,528)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for property and equipment	(32,825)	(6,618)
Reverse merger cash	—	(32,116)

NET CASH USED IN INVESTING ACTIVITIES	(32,825)	(38,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	—	(41,934)
Proceeds from sale of common stock, net offering costs of $79,184 and $109,000, respectively	1,826,426	3,124,958
Borrowings on line of credit	2,445,000	500,000
Repayments on line of credit	(953,394)	(199,750)
Proceeds from short term debt - related parties	88,500	62,000
Payments on short term debt - related parties	(55,000)	(27,500)
Proceeds from notes payable	653,388	—
Principal payments on long term debt	(380,353)	—
Proceeds from issuance of convertible debt	400,000	550,000
Payments on note receivable	1,594,740

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,619,307	3,967,774

NET INCREASE IN CASH	390,974	199,512

CASH, Beginning of Period	203,534	4,022

CASH, End of Period	$594,508	$203,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$185,934	$443,946
Income taxes	800	800

NON CASH INVESTING AND FINANCING ACTIVITIES
Notes receivable (in exchange for debt)	3,770,000	—
Debt converted to common stock	200,000	—
Deposit for future financing write off	50,000	—
Debt discount on warrants issued with debt	—	528,135
Warrants issued for deferred financing costs	—	48,203
Property and equipment purchased on credit	6,504	—
Transfer of short term debt - related party to short - term debt third parties	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

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

India

On October 26, 2013, the Company formed a 99.9% owned subsidiary company, in India, Windstream Energy Technologies India Private Limited, (“WET”), located in Hyderabad to perform various commercial activities including reselling, manufacturing, repairing, importing, exporting various types renewable energy sources including turbines, windmills, solar-wind hybrids and other devices. A Board of Directors was established consisting of the Chief Executive Officer of the Company and an Indian national. At the time of formation, the Parent Company received 10,000 shares of stock in the wholly-owned subsidiary, and WET did not have any significant assets or liabilities.

On December 11, 2013, WET held a board of directors meeting to approve opening a bank account and the investor began funding the working capital line.

India - Noncontrolling interest

In October 2014, we entered into an agreement with unrelated third parties, whereby in exchange for $2 million, these investors would receive 8,184 shares of stock in WET, or a 45% interest of WET. These are in addition to the 10,000 shares owned by the Company, and the Company retained a 55% ownership in WET, making it a majority-owned subsidiary. The Company also has three of the five board seats on the board of directors of India.

In November and December 2014, WET leased office space, approximately 9,500 square feet, and manufacturing space, approximately 50,000 square feet, in India in connection with expanding its operations. The office space lease is a month-to-month lease with annual rent of approximately $24,000. The manufacturing facility lease is a six-year lease with annual rent of approximately $120,000. The lease commenced on April 1, 2015 when WET occupied the space.

As of December 31, 2014, approximately $475,000 of the $2 million purchase price of the WET stock had been funded by the third party investors. This has been included in the Company’s statement of stockholder’s equity (deficit) as additional paid in capital, due to the issuance of stock in the subsidiary.

Peru

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

Consolidations

The Consolidated Financial Statements include the accounts of the Company and companies in which the Company has a controlling interest including the accounts of Windstream Technologies, Inc., (fka, Windaus Global Energy, Inc.) Windstream Technologies, Inc. (a California corporation), Windstream Energy Technologies Pvt Ltd. and Windstream Technologies Latin America S. A. For consolidated subsidiaries where the Company’s ownership in the subsidiary is less than 100%, the equity interest not held by the Company is shown as non-controlling interests. Management also evaluates whether an investee company is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company did not have any variable interest entities requiring consolidation during the years ended December 31, 2014 and 2013. All material intercompany balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The reclassifications did not impact prior period results of operations, cash flows, total assets, total liabilities or total equity.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Comprehensive income was de minimous for the twelve months ended December 31, 2014 and 2013, respectively.

Foreign Currency Transactions and Translation

The Company’s subsidiaries in India and Peru conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are deminimous for the years ended December 31, 2014 and 2013, and are included in the Company’s results of operations as a component of general and administrative expenses.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance made for doubtful accounts receivable, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of goodwill, long-lived assets and project assets, fair value of derivative liability, valuation allowance of deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and changed to financing expenses over the term of the related debt.

In connection with one of the five debt issuances as discussed in Note 11, the Company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be approximately $48,000 using the Black-Scholes option pricing model with the same assumptions as the warrants discussed in Notes 11 and 16,, except the exercise price used for the warrants discussed above was $0.05 per share.

The combined value of the warrants and cash to approximately $90,000, which was capitalized as a financing cost and is being amortized to interest expense over the life of the notes.

As of December 31, 2014 and 2013, the deferred financing costs had an unamortized balance of approximately $0 and $38,000. Amortization of deferred financing costs, which has been included interest expense, for the year ended December 31, 2014 and 2013, was approximately $38,000 and $52,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company believes its allowance for doubtful accounts as of December 31, 2014 and 2013 are adequate, but actual write-offs could exceed the recorded allowance. There have been no write-offs during the various periods being reported on.

Export Import Bank Credit Insurance

The Company sells its products outside the United States under the terms of a short-term multi-buyer export credit insurance policy with the Export Import Bank (“Ex Im Bank”) of the United States, an agency of the United States Government. Under the terms of the policy, the Ex Im Bank agrees to pay the Company up to 95% of the outstanding invoice amounts, on qualified sales, due after ninety days or depending on the specific terms with each customer. The limit of the policy is $4,000,000 at December 31, 2014 and 2013.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Inventories

Inventories are primarily raw materials. Inventories are valued at the lower of, cost as determined on a first-in-first-out (FIFO) basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. During the year ended December 31, 2014, there were write-downs to inventories due to lower of cost or market aggregating $111,000. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition.

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

Long-Lived Assets

The Company’s long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of FASB ASC Topic, 360, Property, Plant and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Deferred Revenues

The Company typically receives advance payments on certain individual sales. These advance payments are recorded as deferred revenue, under accrued liabilities, on the accompanying consolidated balance sheets and reclassified as revenue in the statement of operations only after the product has been delivered and the revenue has been earned. Deferred revenues as of December 31, 2013, was recognized as revenues in the first two fiscal quarters of 2014.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Sales Returns

The Company allows customers to return defective products when they meet certain established criteria as outlined in the Company’s sales terms and conditions. It is the Company’s practice to regularly review and revise, when deemed necessary, the estimates of sales return, which are based primarily on historical rates. The Company records estimated sales returns as reductions in sales and accounts receivable. Returned products, which are recorded as inventory, are valued based upon the amount the Company expects to realize upon any subsequent disposition. As of December 31, 2014 and 2013, the reserve for sales returns and allowances was $16,000 and $0, respectively.

Warranty Policy

For the Company’s products it sells, the Company warrants to the original purchaser only that the products will be free from defects in workmanship and material for five years after the shipment date with exclusions for improper installation, ordinary wear and tear, improper maintenance or accident or damage. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based on, in part, historical experience. For the years ended December 31, 2014 and 2013, the Company had accrued warranty expense liability of $253,000 and $63,000, respectively. The Company had $345,777 and $63,000 had warranty expense for the years ended December 31, 2014 and 2013, respectively.

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

Profit from non-U.S. activities are subject to local taxes, but not subject to U.S. tax until repatriated to the U.S. It is the Company’s intention to permanently reinvest these earnings outside the U.S., subject to our management’s continuing assessment as to whether repatriation may, in some cases, still be in the best interests of the Company. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations.

The Company also follows the guidance related to accounting for income tax uncertainties. The Company recognizes the benefit of uncertain tax in its positions in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passed the first step of recognition will measurement be required. Under the measurement step, the tax benefit not measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The Company elects not to accrue any interest or penalties related to its uncertain tax positions as part of its income tax expense. No reserve for uncertain tax positions was booked by the Company for the years ended December 31, 2014 and 2013.

For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2014 and 2013.

Stock Based Payments

We account for stock-based awards to employees in accordance with ASC 718 - Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

General and Administrative Expenses

General and administrative expenses consist of business development, commissions, insurance costs, marketing, salary and benefit expenses, rent, professional fees, travel and entertainment expenses and other general and administrative overhead costs. Expenses are recognized when incurred.

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

For the years ended December 31, 2014 and 2013, research and development expenses were approximately $146,000 and $402,000, respectively.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options and warrants were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, two customers represented 90% of outstanding accounts receivable balances. As of December 31, 2013, four customers made up 94% of the outstanding accounts receivable balance. For the years ended December 31, 2014 and 2013, one and three customers represented approximately 80% and 69% of revenue, respectively.

For the years ended December 31, 2014 and 2013, three and two vendors represented approximately 51% and 43% of total cost of goods sold, respectively.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

An officer of the Company is also a relative of the mayor of North Vernon, which has a loan with the Company as described in Notes 12 and 13. The terms of the loan are at fair market. The officer has an employment contract with the Company. Management believes all compensation is based on market value comparisons and is not impacted at all by the related party officer’s relationship to the mayor of the lender, all relationships have been disclosed to all parties, and all transactions have been entered into on an unrelated, third party basis.

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate the fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013, the fair value of cash, accounts receivable, inventory, accounts payable, accrued expenses, deferred revenues and short term debt approximate carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company uses quoted marked prices to determine the fair values when available. If quoted market prices are not available, the Company measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

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

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. See Note 11 for disclosure of derivatives and their valuation related to various convertible debt agreements.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

In May 2013, the Company issued 4.36 million shares of common stock for consulting services. The shares were valued at $.345 per share with a par value of .001 per share. The shares were not forfeitable and vested immediately. A total of approximately $1.5 million in stock based compensation was recognized on the share issuances and recorded under general and administrative expenses in the accompanying consolidated financial statements as of December 31, 2013.

Segment Information

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note 20.

Recently Issued Accounting Pronouncements, not yet adopted

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted. We have not determined the effect of the standard on our ongoing financial reporting.

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. The amendments will be effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, (ASU 2015-02). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had an accumulated deficits of approximately $21,750,000 and $10,481,000 at December 31, 2014 and 2013, respectively, had a net losses of approximately $11,333,000 and $4,845,000 for the years ended December 31, 2014 and 2013, respectively, and working capital deficits of approximately $4,944,000 and $1,396,000, at December 31, 2014 and 2013, respectively. These matters among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – REVERSE MERGER

Effective May 22, 2013, Windaus Global Energy, Inc. entered into a Share Exchange Agreement with WindStream Technologies, Inc., (a California corporation) pursuant to which, the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream shareholders for shares of common stock of the Company on a 1:25.808 basis. At the Closing, there were approximately 955,000 shares of WindStream common stock and 581,961 shares of WindStream preferred stock outstanding. Pursuant to the Share Exchange Agreement, the shares of WindStream common stock and preferred stock were exchanged for 39,665,899 (24,646,646 for the Windstream common shares and 15,019,253 for the Windstream preferred shares) new shares of the Company’s common stock, par value of $0.001 per share. At the closing of the agreement, Windaus Global Energy, Inc. had approximately 24,000,000 shares of common stock issued outstanding and no preferred stock. The Company has retroactively restated the common shares outstanding and weighted average shares outstanding for prior years pursuant to the reverse merger share exchange ratio of 1:25.808.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	December 31,
	2014	2013
Accounts Receivable – EXIM insured	$1,013,938	$379,195
Accounts Receivable – not insured	31,986	22,354
	1,045,924	401,459
Allowances for doubtful accounts and sales returns and allowances	(28,402)	—
	$1,017,522	$401,459

Under the terms of a revolving line of credit agreement with the Export Import Bank as discussed in Note 10, 95% of customer’s outstanding balances under the terms of the Export Import Bank are guaranteed by the Export Import Bank, an agency of the United States government.

NOTE 6 – INVENTORIES

Inventories consist of raw materials; work in process and finished goods. Inventory, consisting mostly of raw materials (which principally consist of components) are stated at the lower of cost or market on the first-in, first-out basis, or market. Inventories are classified as current assets.

Inventories consisted of the following as of:

	December 31,
	2014	2013
Raw Materials	$729,981	$517,842
Work in process	384,213	150,503
Finished goods	70,763	278,460
	$1,184,957	$946,805

During the twelve months ended December 31, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying consolidated statements of operations. There was no such expense in 2013.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of:

	December 31, 2014	December 31, 2013

Prepaid inventory	$77,349	$187,341

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2014	December 31, 2013

Manufacturing equipment	$154,666	$128,345
Factory equipment	15,800	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	473,893	473,893

Total	716,829	690,508

Less accumulated depreciation	(463,189)	(338,078)
Net property, plant and equipment	$253,640	$352,430

Depreciation expense for the periods ended as follows amounted to:

	Year ended December 31, 2014	Year ended December 31, 2013
Depreciation Expense	$125,111	142,130

NOTE 9 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	December 31, 2014	December 31, 2013

Accrued interest	$426,938	$162,214
Accrued liabilities	25,618	411,154
Deferred revenues	-	25,907
Accrued payroll	332,909	66,313
Accrued warranty liability	253,000	63,000
Deposit for future funding	-	50,000
Accrued property taxes	14,426	10,750

Total	$1,052,891	$789,338

NOTE 10 – SHORT TERM DEBT

On February 25, 2013, the Company entered into a working capital revolving line of credit with a bank, with a credit limit of $500,000 which was increased to $2 million when the line was renewed on June 26, 2014. The line is used in financing overseas sales of the Company’s products. The Company’s draws under the line are transaction specific and are guaranteed by the Export Import Bank, a U.S. government entity. The line is secured by a perfected first security interest on all of the Company assets. Drawdowns on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The current line, which accrues interest at a fixed rate of 6.0%, expires on June 26, 2015, and has a total credit limit of 2,000,000. The loan is guaranteed by the Company’s President.

For the year ended December 31, 2014, there were total draws on the line of credit of $2,445,000 and repayments of $953,394. For the year ended December 31, 2013, there were total draws on the line of credit of $785,712 and repayments of $285,712.

The outstanding balance as of December 31, 2014 and 2013 were $1,991,605 and $500,000, respectively, which has been included in the short-term debt – third parties on the balance sheet.

During the year ended December 31, 2013, one of the Company’s board members resigned, therefore $100,000 of short term debt - related parties in the prior year that was owed to him was reclassified to short term debt – third parties in the year ended December 31, 2014.

During 2013 and 2012, the Company has entered into other various notes to individuals at interest rates ranging from 5% to 18% and are due on demand. During the years ended December 31, 2014 and 2013, the Company repaid $115,000 and $199,750 respectively, on these various notes.

At December 31, 2013, these notes aggregated $400,000, which includes the $100,000 reclassified from short term debt – related parties as described above, and are included in the short term debt – third parties on the balance sheet along with the $500,000 line of credit above for a total of $900,000.

On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8%, which is accruing and due in full at the end of the note.

At December 31, 2014, the outstanding balance on this note was $200,000 and is included in the short term debt – third parties in the accompanying consolidated balance sheet along with the $1,991,605 line of credit and $485,000 in various notes payable to individuals above for a total of $2,476,605.

Interest expense for the short-term debt was approximately $158,000 and $62,000 for the years ended December 31, 2014 and 2013, respectively.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 11 – CONVERTIBLE NOTES PAYABLE

	2014	2013
Short term convertible notes
Various Notes payable	$550,000	$550,000
Debt discount	(166,668)	(219,979)
Typenex note payable	342,000	$-
Vista note payable	2,184,000	-
Redwood note payable	132,000	-
	$3,041,332	$330,021

Derivative and warrant liability
Typenex	$893,347	$-
Vista	195,506	-
Redwood	850,439	-
	$1,939,292	$-

Investor Notes Receivable
	2014	2013
Typenex	$255,260	$-
Redwood	1,920,000	-
Total Investor Notes Receivable	$2,175,260	$-

Short term convertible notes, net of discount

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

The total debt discount recorded on the note with the June 1, 2014 date of issuance was $400,000 (warrant relative fair value of approximately $42,000 and the beneficial conversion feature was approximately $358,000) which are being amortized to interest expense over the term of the note. The warrant and beneficial conversion feature was recorded as additional paid in capital.

On June 1, 2013, the Company entered into subscriptions agreements with five accredited investors for the issuance of convertible promissory notes in the aggregate principal amount of $550,000, which are convertible into shares of common stock of the Company at $0.25 per share, and warrants entitling the holder to purchase up to an aggregate of 1,600,000 of shares of common stock of the Company at $0.25 per share. The warrants have a term of three years and vested immediately. The notes bear interest at 8% and are due in one year. Four notes with a value of $200,000 at December 31, 2013, were converted to stock in 2014 as disclosed in Note 14. One note for $350,000 at December 31, 2013, was not repaid timely and went into default in 2014. The interest rate on those note rose to 12% as a consequence.

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

The total debt discount recorded on the note with the June 1, 2013 date of issuance was $528,058 (warrant relative fair value of approximately $253,000 and the beneficial conversion feature was approximately $275,000) which are being amortized to interest expense over the term of the note.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The unamortized debt discount balance at December 31, 2014 and December 31, 2013 was approximately $167,000 and $220,000, respectively and is being netted against the total convertible promissory notes principal amount of $1,160,000 and $550,000, respectively, for presentation in the accompanying consolidated balance sheets.

For the years ended December 31, 2014 and 2013, the Company amortized approximately $453,000 (including approximately $64,000 of debt discount related to notes converted to common stock, see below) in 2014 and $308,000 in 2013 to interest expense.

Interest expense incurred and accrued on all of the above convertible notes payable was approximately $67,000 and $25,000, respectively for the years ended December 31, 2014 and 2013.

In connection with one of the five debt issuances, in 2013, the Company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be approximately $48,000. Based on the Black Scholes option pricing model using the same assumption as those used for the warrants above, except the exercise prices was $0.05 per share. The combined value of the warrants and cash amounted to approximately $90,000, which was capitalized as a deferred financing cost and is being amortized to interest expense over the life of the notes.

As of December 31, 2014 and 2013, the deferred financing costs had an unamortized balance of approximately $0 and $38,000. Amortization of deferred financing costs, which has been included interest expense, for the year ended December 31, 2014 and 2013, was approximately $38,000 and $52,000, respectively.

Convertible Note Payable to Typenex Co-Investment, LLC

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Company evaluated the note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Lender Conversion Price in the event of subsequent dilutive issuances by the Company described above, the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the default and remedy provisions of the note (see Default Provisions below) cause the Lender Conversion feature to meet the net settlement criterion in ASC 815. Based on the Lender Conversion feature meeting all the embedded derivative criteria in ASC 815, the Lender Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

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

As of December 31, 2014, the Conversion Eligible Outstanding Balance of the note was convertible into approximately 312,500 shares of the Company’s Common Stock. If the total outstanding balance of the note were convertible as of December 31, 2014, the note would have been convertible into 687,500 shares of the Company’s common stock.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Purchase Price allocated to each Investor Warrant is at inception was:

Investor Warrant #1:	$275,000
Investor Warrant #2:	137,500
Investor Warrant #3:	137,500
$550,000

The Market Price applicable to Investor Warrant #1, determined as of the Effective Date, was $.65 per share. Accordingly as of September 30, 2014, the maximum number of shares of the Company’s Common Stock Investor Warrant # 1 is exercisable into is 423,076 shares. The Market Price applicable to Investor Warrants #2 and #3 will be determined as of the related Investor Warrant’s “Exercisable Date” (defined below), so the number of shares into which Investor Warrants #2 and #3 are exercisable is not determinable as of December 31, 2014. Had all of the Investor Warrants been Exercisable as of December 31, 2014, the maximum number of shares of the Company’s Common Stock the Investor Warrants could be exercised into, based on the $.65 per share Market Price on that date, would be 846,153, which may ultimately be higher or lower.

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

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities From Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Investor Warrants are not indexed to the Company’s Common Stock, and the Company determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the Consolidated Balance Sheet at their fair value of approximately $183,000 at the date of issuance. The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs:

The fair value of the Warrants as of December 31, 2014 was approximately $0. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the Consolidated Statements of Operations.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company has not elected to initially and subsequently measure the note as a hybrid instrument in its entirety at fair value. Therefore, in accordance with ASC 815, the Company is accounting for all the embedded derivatives identified in the note as a single compound embedded derivative. The compound embedded derivative was recorded as a derivative liability on the Consolidated Balance Sheet at its fair value of approximately $279,000 at the date of issuance of the note. The fair value of the embedded derivative liability is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling incorporating the following inputs:

The fair value of the compound embedded derivative liability as of December 31, 2014 was approximately $893,347. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Consolidated Statements of Operations.

Both the warrant derivative and embedded derivative liabilities are classified as noncurrent liabilities in the Consolidated Balance Sheet, and changes in their fair value are reported as a separate line item in the Consolidated Statements of Operations. The change in fair value of the warrant and embedded derivative liabilities for the twelve months ended December 31, 2014 was $617,318 which was recorded as a separate line item, loss on change in fair value of derivative liabilities on the consolidated statement of operations.

At inception, the total proceeds $500,000 total proceeds received by the Company for the note and Investor Warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation was then applied to the note.

Accordingly, the initial carrying amount of the note is approximately $39,000, derived as follows:

Face amount of note	$550,000
Original issuance discount	(50,000)
Allocation to Investor Warrants	(182,000)
Allocated to embedded derivatives	(279,000)
$39,000

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$342,000
Derivative and warrant liability	893,347
$1,235,347

The net carrying amount of the note as of December 31, 2014 was $1,235,347. Interest expense on the note recognized in the consolidated statements of operations for twelve months ended December 31, 2014 was approximately $9,200.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Investor Notes are recorded as a current asset at cost, together with accrued interest thereon, in the Consolidated Balance Sheet. Interest income on the Investor Notes reported in the Consolidated Statements of Operations for the twelve months ended December 31, 2014 was $5,680.

Convertible Note Payable to Vista Capital Investments, LLC

On October 9, 2014, the Company entered into a Securities Purchase Agreement with Vista Capital Investments, LLC, (“Investor”, “Holder” or “Lender”) an accredited investor for the issuance of a convertible note in the aggregate principal amount of $200,000, in exchange for $100,000 in cash at closing, additional amounts due to the Company at the investor’s discretion and $20,000 of original issue discount interest.

The note is separated into three Conversion Eligible Tranches (discussed under Lender Conversion below) of the following amounts:

Initial Consideration	$100,000
Subsequent Consideration	100,000
$200,000

The note bears interest at 10% per annum and the unpaid principal and interest is on the initial consideration is due in full in one year from October 9, 2014 and the unpaid principal and interest on the Subsequent Consideration is due in full one year from the date the Subsequent Consideration is paid to the Company.

Lender Conversion

At the option of the Holder, at any time or times on or after the Issuance Date payments, the lender shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and non-assessable shares of the common stock of the Company at the Conversion Price. The Conversion amount means the original principal amount and unpaid interest to be converted at the date of conversion.

The Conversion Price is the lesser of (i) $.80 or (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note. If the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to is less than $0.40, the Conversion price shall be the lesser of (a) $0.80 or (b) 65% of the average of the 3 lowest closing bid prices for the twenty (20) consecutive Trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

As of December 31, 2014, the Conversion Eligible Outstanding Balance of the note was convertible into approximately 1,350,000 shares of the Company’s Common Stock. If the total outstanding balance of the note were convertible as of December 31, 2014, the note would have been convertible into approximately 2,700,000 shares of the Company’s Common Stock.

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

Company Prepayment Option

At any time within the 180 day period immediately following the Issuance Date, the Company shall have the option, upon 10 business days’ notice to the Holder, to prepay the entire remaining outstanding principal amount of this Note in cash, provided, that (i) the Company shall pay Holder 125% of the Outstanding Balance, (ii) such amount must be paid in cash on the next business day following such 10 business day notice period, and (iii) the Holder may still convert this Note pursuant to the terms hereof at all times until such prepayment amount has been received in full.

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

The Company evaluated the Warrants under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Investor Warrants are not indexed to the Company’s Common Stock, and the Company determined that the Warrants meet the definition of a derivative under ASC 815. Accordingly, the Warrants were recorded as derivative liabilities in the Consolidated Balance Sheet at their fair value of approximately $183,000 at the date of issuance. The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating various inputs.

The fair value of the Warrants as of December 31, 2014 was approximately $0. At each subsequent reporting date, the fair value of the Warrants will be remeasured and changes in the fair value will be reported in the Consolidated Statements of Operations.

The Company has not elected to initially and subsequently measure the note as a hybrid instrument in its entirety at fair value. Therefore, in accordance with ASC 815, the Company is accounting for all the embedded derivatives identified in the note as a single compound embedded derivative.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The fair value of the compound embedded derivative liability as of December 31, 2014 was approximately $195,906. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Consolidated Statements of Operations.

Both the warrant derivative and embedded derivative liabilities are classified as current liabilities in the Consolidated Balance Sheet, and changes in their fair value are reported in general and administrative expense in the Consolidated Statements of Operations. The change in fair value of the warrant and embedded derivative liabilities for the twelve months ended December 31, 2014 was $227,506 which was recorded as a separate line item, loss on change in fair value of derivative liability on the consolidated statement of operations.

The total proceeds $100,000 total proceeds received by the Company for the note and Investor Warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation was then applied to the note.

Accordingly, the carrying amount of the note at inception is approximately $100,000, derived as follows:

Face amount of note	$100,000
Allocated to embedded derivatives	(0)
$100,000

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$132,000
Derivative and warrant liability	195,506
$327,506

The net carrying amount of the note as of December 31, 2014 was $327,506. Interest expense on the note recognized in the Consolidated Statements of Operations for twelve months ended December 31, 2014 was $2,137.

Convertible Note Payable to the Redwood Group of Investors

On October 17, 2014, the Company entered into a Securities Purchase Agreement with Redwood Management LLC, Redwood Fund II LLC and Redwood Fund III, LLC, (“Redwood Group of Investors”), all accredited investors, for the issuance of original issue discount senior secured convertible debentures in the aggregate principal amount of $3,520,000, in exchange for $3,520,000 in secured investor notes payable to the Company, less the initial subscription amount of $712,500 which resulted in initial cash at closing of $622,500 to the Company. The debentures include a 5% original issue discount and bear interest at 12% per annum. The secured investor notes payable to the Company are secured by equity interests in one of the Redwood Group of Investors held by members thereof pursuant to a security agreement.

The Company will pay aggregate commissions to an investment advisor under the terms of an agreement disclosed in note 18 in connection with the placement described herein in the amount of $253,000 payable as funds are received by the Company under the terms of the agreement.

Principal Payments

Principal payments (“Amortization Amount”) on the notes are due starting approximately six months from the date of the note, on April 15, 2015, in various amounts as contained in the notes and can be paid in cash, with a 30% premium over payments made in shares of the Company’s common stock, or, in issuances of the Company common stock. The final payment is due on October 17, 2016.

Amortization Payment Conversions

Each Amortization Payment shall, be made at the option of the Company, be made in cash or in the common stock of the Company pursuant to the Amortization Conversion Rate.

The Amortization Conversion Rate means the lower of the Conversion Price, $0.4634, or 65% of the lowest VWAP (“Volume Weight Average Price”) for the 20 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable Amortization Payment Date.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Lender Conversion

The Redwood Group of Investors has the right at any time after the Issue Date until the outstanding balance of the note has been paid in full, at its election, to convert (each instance of conversion is referred to as a “Lender Conversion”) all or any part of the outstanding balance into shares (“Conversion Shares”) of the Company’s Common Stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the “Lender Conversion Price” of $0.4634, subject to potential future adjustments described below.

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

As of December 31, 2014, the Conversion Eligible Outstanding Balance of the note was convertible into approximately 16,636,000 shares of the Company’s Common Stock. If the total outstanding balance of the note were convertible as of December 31, 2014, the note would have been convertible into 36,598,000 of the Company’s common stock.

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

Company Prepayment Option

At any time upon ten (10) days written notice to the Redwood Group of Investors, the Company may prepay any portion of the principal amount of this Debenture any accrued or unpaid interest. If the Company exercises its right to prepay the Debenture, the Company shall make payment to the Redwood Group of Investors of an amount in cash equal to the sum of the then outstanding principal amount of this Debenture and accrued interest multiplied by 130%. The Redwood Group of Investors may continue to convert the Debenture from the date notice of the prepayment is given until the date of the prepayment.

The Company evaluated the embedded derivative criteria in ASC 815, and concluded that the Company’s prepayment option is not the type of call option that meets the definition of an embedded derivative. However, the Optional Prepayment Liquidated Damages clause does meet the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$2,184,000
Derivative and warrant liability	850,439
$3,034,439

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The fair value of the compound embedded derivative liability as of December 31, 2014 was approximately $850,439. At each subsequent reporting date, the fair value of the embedded derivative liability will be remeasured and changes in the fair value will be recorded in the Consolidated Statements of Operations.

The embedded derivative liability is classified as current liability in the Consolidated Balance Sheet, and changes in their fair value are reported in general and administrative expense in the Consolidated Statements of Operations. The change in fair value of the embedded derivative liability for the twelve months ended December 31, 2014 was $420,753.

Purchaser Notes

The Company issued three Purchaser Notes on October 17, 2014. The total principal of the Purchaser Notes is $2,631,503. The note will not bear interest for the benefit of the Company. The entire unpaid principal balance under each Purchaser Note is due and payable thirteen (11) months from the date the Purchaser Note was entered into, which is September 17, 2015. However, the Redwood Group of Investors may elect, in their sole discretion, to extend the maturity dates for up to thirty (30) days by delivering written notice of such election to Company at any time prior to the maturity date. The Redwood Group of Investors may, with Company’s consent, prepay, without penalty, all or any portion of the outstanding balance of each Purchaser Note at any time prior to the maturity date.

The Purchaser Notes contain certain default provisions of the Purchaser Notes generally such as the Redwood Group of Investors failure to make any payment when due and payable, its failure to observe or perform any other covenant, obligation, condition or agreement contained in the Purchaser Note; or upon involuntary bankruptcy by the Investor, and such petition is not dismissed within sixty (60) days, or a receiver, trustee, liquidator, assignee, custodian, sequestrator or other similar official is appointed to take possession of any of the assets or properties of Investor.

The Purchaser shall be entitled to deduct and offset any amount owing by the Company under the Debenture from any amount owed by the Redwood Group of Investors under the Purchaser notes.

The Purchaser Notes are recorded as current investments, under Investor Notes Receivable at cost in the Consolidated Balance Sheet. As stated above, there is no interest income on the Purchaser Notes for the twelve months ended December 31, 2014.

Fair Value Measurement

As discussed above, the convertible notes discussed above contain conversion features, warrants and default provisions that result in embedded derivatives. The Company has recorded the fair value of each derivative as described above and is included in the derivatives liabilities included in the current liabilities in the consolidated balance sheet as of December 31, 2014. The change in fair value was recorded in the consolidated statement of operations for the year ended December 31, 2014.

In arriving at fair-value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the fair value hierarchy, the fair-value measurement is characterized based upon the lowest level input. For the Company, recurring fair-value measurements are performed for the derivative liability.

The derivative liability is recognized in the balance sheet at fair value. Changes in the fair value of the derivative liability are reported in the consolidated statement of operations. The Company does not have any liabilities that reduce risk associated with hedging exposure and has not designated the derivative liability as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of December 31, 2014. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the consolidated balance sheet consisted of the following:

	Level	December 31, 2014	December 31, 2013

Included in current liabilities: Derivative Liability	3	$1,045,945	$0

		Valuation	Unobservable
	December 31, 2014	Technique	Input

Included in current liabilities:
Derivative Liability	$1,045,945	Monte Carlo Pricing Model	Prevailing interest rates Company’s stock volatility Expected term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

NOTE 12 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of December 31, 2014 and 2013, the note had an outstanding balance of $1,325,000 and $1,400,000, respectively.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan.

During the twelve months ended December 31, 2014 and 2013, the Company made $75,000 and $125,000, respectively, in payments to the City of North Vernon for principal (2014) and accrued interest in 2014 and 2013.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Principal and interest payments are expected to be paid in each fiscal year as follows:

	Principal	Interest	Total
2015	$107,838	$177,259	$285,097
2016	1,217,162	114,276	1,331,438
	$1,325,000	$291,535	$1,616,535

Interest expense incurred and accrued on the note payable was approximately $122,000 and $95,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Expenses Paid by President

From time to time, the President of the Company will pay for expenses on behalf of the Company, which are recorded as expenses in the accompanying consolidated statement of operations and as a liability to the President of the Company under accounts payable - related parties in the accompanying consolidated balance sheet.

As of December 31, 2014 and 2013, the Company owed $0 to the Company president for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured and due on demand.

During the twelve months ended December 31, 2014 and 2013, the Company president advanced $0 to the Company to fund operations and the Company repaid $0 and $41,705, respectively, of the total amount advanced during the years ended December 31, 2014 and 2013, respectively.

Short Term Debt - Related Parties

During the twelve months ended December 31, 2014 and 2013, the Company’s President advanced $88,500 and $62,000, respectively, to the Company to fund operations and the Company repaid such advances of $55,000 and $27,500 in 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the outstanding balance of short-term debt – related parties was $221,000 and $187,500 respectively. Included in the 2013 year-end balance, is $100,000 loaned to the Company to fund operations by a Board member, and no repayments were made by the Company while the individual was a Board member. This Board member resigned in 2013, and upon his resignation, the outstanding amounts were reclassified from short term debt – related parties to short term debt – third parties.

The amounts accrue interest at 10% and are due on demand. Interest expense incurred and accrued on Short Term Debt – Related Parties was approximately $15,000 and $10,000 for the twelve months ended December 31, 2014 and 2013, respectively.

Chief Operating Officer and the City of North Vernon

The Company’s Chief Operating Officer is a relative of the mayor of North Vernon. The City of North Vernon loaned the Company $1,400,000 as described in Note 12. The terms of the loan are at fair market value and were presented to and approved by the city council. The related party officer is an employee under the terms of an employment contract and his continued employment is based solely on performance. Management believes all compensation paid to the Chief Operating Officer is based on market value comparisons and is not impacted at all by the related party officer’s relationship with the mayor of the lender.

During 2013, the Company advanced $65,000 to the Chief Operating Officer, of which $22,369 represented back wages that had not been paid. The remaining $42,631, was not repaid as of December 31, 2013. This transaction violated Section 402 (A) of the Sarbanes-Oxley Act of 2002, as amended in the Securities Exchange Act of 1934. As a result, the Company and the Chief Operating Officer agreed that the remaining amount was not an advance, was not going to be repaid, would be treated as compensation expense for 2013 and was included in general and administrative expenses within the accompanying consolidated statement of operations as of December 31, 2013.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 14 - COMMON STOCK

Common and Preferred Stock

As described in Note 4, the Company entered into a Share Exchange Agreement with WindStream Technologies, Inc., a California corporation, pursuant to which, the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream Shareholders for shares of common stock of the Company on a 1:25.808 basis.

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

The Company’s Articles of Incorporation and Bylaws permit the Company to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. As well, our Articles of Incorporation and Wyoming law allow the Company to issue an unlimited number of shares of equity stock, both common and preferred. During 2014 and in 2013 after the date of the share Agreement discussed above, May 13, 2013, the Company has issued no preferred shares and has not sought the approval of the Board of Directors to issue any preferred shares.

During the twelve months ended December 31, 2014, the Company entered into subscription agreements with accredited investors for the issuance of an aggregate of 3,740,757 shares of common stock at prices ranging from $0.35 to $0.50 per share, for an aggregate purchase price of $1,887,401, less commissions paid of $79,183. One investor also received warrants to purchase 100,000 shares of common stock exercisable at $0.80 per share. The warrants vested immediately and have a term of three years.

During the twelve months ended December 31, 2014, four investors converted their notes payable of $200,000 in aggregate plus accrued interest of approximately $7,500 into shares of common stock at the conversion price of $0.25 per share, resulting in the Company issuing 829,689 shares of common stock.

During the twelve months ended December 31, 2014, holders of the Company’s warrants exercised warrants, on a cashless exercise basis pursuant to an agreement with the Company, and the Company issued approximately 136,000 shares of common stock in a non-cash transaction.

On July 3, 2013, the Company entered into a subscription agreement with an accredited investor for the issuance of 5,000,000 shares of common stock at $0.05 per share, with an aggregate purchase price of $250,000.

From July 4, 2013 through December 31, 2013, the Company entered in subscription agreements with approximately thirty-three accredited investors for the issuance of an aggregate of 10,436,000 shares of common stock at prices ranging from $0.25 to $.40 per share together with warrants to purchase 6,266,000 shares of common stock exercisable at $0.50 per share, for an aggregate purchase price of $2,984,000 (net of offering costs of approximately $109,000). The warrants vested immediately and have a term of three years.

NOTE 15 – STOCK OPTIONS

Stock based compensation

During the twelve months ended December 31, 2014, the Company issued options to employees and outside consultants, which allowed the employees and outside consultants to purchase an aggregate of 16,100,000 shares of the common stock exercisable at prices ranging from $0.05 to $0.25 per share. The options vested immediately and have a term of three years. These options have a fair value of approximately $5,000,000, which was calculated using the Black-Scholes option pricing model, and has been included as a separate line item in the accompanying consolidated statement of operations for the twelve months ended December 31, 2014.

During the twelve months ended December 31, 2014, three option holders exercised their options to purchase 448,993 shares of the Company’s common stock in a non-cash transaction and received approximately 448,993 shares of the Company’s common stock.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

During the twelve months ended 2013, the Company issued 4,820,000 options to purchase common stock to various employees for services rendered. These options were granted with an exercise price of $0.05, have a contract term of three years and vested immediately. The options have a fair value of $238,761, which was calculated using the Black-Scholes option pricing model, and has been shown as a separate line item in the accompanying consolidated statement of operations for the twelve months ended December 31, 2013.

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	5,290,640	$0.03	7.95	—

Granted	4,820,000	0.05	3.00	—

Outstanding at December 31, 2013	10,110,640	.08	2.75	—

Granted	16,100,000	0.15	10.00	—
Exercised	(448,993)	(0.05	(3.00)

Outstanding at December 31, 2014	25,761,647	$0.09	6.20	—

The Company recognized stock compensation expense as follows:

Year ended December 31, 2014	Year ended December 31, 2013
$5,224,258	$1,903,606

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at December 31, 2014, was approximately $385,000.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2014	2013
Year Options were granted
Market value of stock on grant date	$.30 - .35	$.05 -.25
Risk-free interest rate	.61%	.61%
Dividend Yield	0%	0%
Volatility Factor	300%	300%
Weighted average expected life	10 years	3 years
Expected forfeiture rate	0%	0%

The total number of options vested as of December 31, 2014 was 22,684,292 and the total options expected to vest, as of December 31, 2014, was 25,761,647.

Stock Incentive Plan

On November 11, 2014, the Company adopted the 2014 Stock Incentive Plan. The plan provides for Options, Stock Appreciation Rights, Dividend Equivalent Rights Restricted Stock, Restricted Stock Units or other rights or benefits under the Plan. The maximum aggregate number of Shares which may be issued pursuant to all Awards (including Incentive Stock Options) is five million (5,000,000) Shares. The Shares may be authorized, but unissued, or reacquired Common Stock. In addition, Dividend Equivalent Rights shall be payable solely in cash and therefore the issuance of Dividend Equivalent Rights shall not be deemed to reduce the maximum aggregate number of Shares which may be issued under the Plan. The plan has a term of ten years.

Under the terms of this plan, shares vest as follows: 25% of the shares subject to the Option shall vest twelve (12) months after the Vesting Commencement Date, and 1/48 of the Shares subject to the Option shall vest on each monthly anniversary of the Vesting Commencement Date thereafter. From November 11, 2014 to December 31, 2014, a minor number of shares vested.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Stock option under the Incentive Stock Option Plan activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)

Outstanding at December 31, 2012	—	$—	—

Granted

Outstanding at December 31, 2013	—	$—	—

Granted	700,000	0.15	3.00

Outstanding at December 31, 2014	700,000	$0.15	3.00

None of the above options were exercised or forfeited in 2014.

NOTE 16 – WARRANTS

On February 2, 2014, the Company issued warrants in an investor in the Company’s common stock as more fully discussed in footnote 14. These warrants allowed the investor to purchase 100,000 share of common stock at $.80 per share. The warrants vest immediately and have a term of three years.

On June 25, 2014, two investors in the Company’s common stock converted their warrants to common stock in a cashless conversion. The warrants were converted in 136,000 shares of common stock at $.05 per share.

On September 26, 2014, the Company issued warrants to investors for them to purchase 423,076 shares of common stock at $.65 per share which vest immediately and have a five year term, and on October 7, 2014, the Company issued warrants to purchase 199,396 shares of common stock at a price to be determined at conversion in connection with the convertible debt discussed in footnote 11. These warrants vest immediately and have a five year term.

On July 23, 2013, the Company issued warrants to various investors in the Company’s stock to replace warrants previously issued to these investors in 2012. These warrants allowed investors to purchase 1,100,000 shares of the common stock at $.25 per share. The warrants vest immediately and have a term of three years. Because the original warrants issued in 2012 had zero value unless a financing transaction was completed, which it was not completed in time, the replacement warrants issued for the original warrants did not have such a restriction, and therefore, the new warrants have a fair value of $54,000, which was calculated using the Black-Scholes option pricing model. The $54,000 has been recorded as compensation expense during the year ended December 31, 2013 and has been included as a separate line item in the accompanying consolidated statement of operations for the year ended December 31, 2013.

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

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and available information that management deems most relevant. The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1 and 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the Warrants can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the Warrants; and the fair market value is value of the warrants based on the Black-Scholes model on the valuation date.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The following table provides the valuation inputs used to value the warrants issued in 2014 and 2013:

	2014	2013
Year Options were granted
Stock price range	$.12 - 1.25	$.05 -.25
Risk-free interest rate	.61%	.61%
Volatility Factor	300%	300%
Exercise Price	$.65 to .80	$.50
Dividend Yield	0%	0%
Contractual life (years)	5 years	3 years
Fair Market Value, approximately	$681,000	$355,000

The following represents a summary of the Warrants outstanding at December 31, 2014 and 2013 and changes during the years then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2012	-	$-
Granted	9,106,000	.42
Outstanding, December 31, 2013	9,106,000	$.42
Granted	722,472	.65
Warrants exchanged for common stock	(135,932)	(.05)
Outstanding, December 31, 2014	9,692,540	$.44

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

As the Company has net losses, the Company had no potential dilutive securities for the years ended December 31, 2014 and 2013 as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive earnings (loss) per share.

The following table sets for the computation of basic and diluted net income (loss) per share:

	Year ended December 31, 2014	Year ended December 31, 2013

Net loss attributable to common stockholders	$(11,269,637)	$(4,844,553)

Basic weighted average outstanding shares of common stock	86,696,836	71,716,392

Dilutive effect of common stock equivalents

Dilutive weighted average common stock equivalents	86,696,836	71,716,392

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.13)	$(0.07)

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial conditions or operating results.

In 2013, we filed a lawsuit in the United States District Court for the Southern District of Indiana against a prior vendor asserting causes of action for trademark infringement, false designation of origin, breach of contract, and interference with contract. We contracted with certain of the defendants to provide component parts and to act as our authorized dealer in specified territories. Those defendants have breached the various agreements. Other defendants, in violation of the Lanham Act, have misappropriated our creations, are passing off our products as their own, and are infringing our trademarks and trade dress. By the action, we seek damages (including treble damages, punitive damages, and attorney’s fees) and injunctive relief under the Lanham Act and related statutory and common law of the State of Indiana. At this point in the litigation, we have not yet quantified the precise amount of damages it seeks, but we believe the damages to be in excess of $100,000.

The defendant has asserted counter-claims against us. In the counter-claims, the defendant seeks against damages from us of at least $29,246, plus interest, in connection with our handling of certain warranty claims, and an award of an unspecified number of TurboMill windmills (or the monetary value of the windmills) in connection with an alleged loan made to us..

The deposition of persons most knowledgeable for the defendants and other related parties was taken on May 19, 2014. The current status of the case is that defendants have answered our amended complaint and we have answered their counterclaims, and the parties have begun the discovery process. The case has a final Status Conference Hearing scheduled for May 8, 2015 with a trial date set for October 13, 2015. While the parties have made significant progress in settling the case, our counsel is unable to provide a meaningful evaluation of the likelihood of a favorable outcome or an estimate of the realistic range of damages should we prevail. If the parties are unable to settle the matter, we intend to take the case to trial and seek damages and injunctive relief.

While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Leases

The Company leased various facilities under a non-cancelable operating lease which expired on September 30, 2013. That lease required minimum monthly rental payments of $4,750 plus various expenses incidental to use of the property. The Company had an option to extend the lease for one twelve month period.

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

In 2014, the Company’s India subsidiary leased office, approximately 9,500 square feet and manufacturing space, approximately 50,000 square feet, in India in connection with expanding its operations. The office space lease is a month to month lease with annual rent of approximately $24,000. The manufacturing facility lease is a six year lease with annual rent of approximately $120,000. The lease commenced on April 1, 2015 when the Company’s subsidiary occupied the space.

The Company also leased a research facility in New Albany, Indiana under a sixty-five month lease that was to expire on March 30, 2015. The Company evaluated the lease under FASB ASC Topic 840-20, Operating Leases, and noted that the lease qualifies as an escalating lease. Therefore, rent expense was calculated on a straight-line basis, and was determined to be $3,124 per month. In May 2013, the landlord terminated the lease and the Company moved out of the related space. All past and future rent unpaid obligations under the lease were forgiven.

Rent expense was for the twelve months ended December 31, 2014 and 2013 was $82,045 and $45,229, respectively, after the write off of the deferred rent liability of $48,426 during the twelve months ended December 31, 2013.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Investment Advisory Services

Burnham Securities, Inc.

On April 1, 2014, the Company entered into an agreement with an investment banking firm, which will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The agreement expires twenty-four months from the date the agreement was signed or the mutual written agreement of the Company and the investment banker. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement.

In the event of a successful transaction, the investment banking firm will earn fees based on a percentage of the aggregate consideration for an equity transaction on a sliding scale starting at 5% for aggregate consideration of less than $10,000,000 to 1% for aggregate consideration above $75,000,001.

In 2014 and subsequent periods, no debt or equity transaction has been completed by this investment banking firm.

WestPark Capital Inc.

During 2014, the Company entered into multiple agreements with the same investment banking firm, as follows:

●	Side letter agreement, dated May 1, 2014, which among other terms, for the first $2 million raised, required fees of 1.25% of fully diluted equity of the Company and for each $1.5 million raised thereafter, 500,000 shares of the Company’s common stock. No funds were raised under this side letter agreement;

●	Engagement as non-Exclusive Placement Agent agreement, dated July 18, 2014, which among other terms, for a term of six months, required the completion of a private placement offering of $500,000 to $800,000, and if successful, the Company was to pay a fee in cash of 10% of the qualifying placements at closing as well as warrants equal to 10% of the stock and warrants sold in the private placement. The investment banker was successful and was paid fees of approximately $79,000 as a reduction of the proceeds from investors in 2014. The amount of warrants due the investment banker has not been agreed to by the two parties;

●	Institutional Financing Engagement agreement, dated July 30, 2014, which among other terms, for a term of six months, required the completion of an institutional financing offering, and if successful, the Company was to pay a fee in cash of 10% of the qualifying investments at closing as well as issue warrants to the investment banking firm with a five year term equal to 10% amount raised in the institutional offering. No funds have been raised under the terms of this agreement; and

●

Investment Banking Engagement agreement, dated September 11, 2014, which among other terms, for a term of one year, with an option to terminate the agreement after six months, the investment banking firm will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement other than a monthly fee of $10,000 per month. The value of the services and the amount due the investment banker under this agreement have not been agreed to by the two parties.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Carter Terry

On August 18, 2014, the Company entered into a private placement offering agreement with an investment banking firm, which will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The agreement, was on an exclusive basis for sixty days from the date of the agreement and then reverted to a non-exclusive basis, expires one year from the date the agreement was signed, with an option to extend the agreement after six months, or either party can terminate in writing to the other party. The agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement.

In the event of a successful transaction, the investment banking firm will earn fees, 8% of the amount of any equity or hybrid equity raised up to $5 million and 6% over $5 million, payable when the Company receives proceeds from the transaction.

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

The investment firm was successful in completing a debt transaction with the Company and will be paid a combination of cash and receive warrants as the proceeds from the debt transaction are received by the Company. In connection with their successful completion of a number of investment transactions, the investment banker was paid $15,000 in 2014. No warrants were issued during the twelve months ended December 31, 2014 as the calculation of the amounts due had not yet been finalized between the parties.

Employment Contracts

During 2014, the Company entered into employment contracts with three key executives with initial terms of between two and five years and automatic renewals for successive one year terms. The contracts cover such items as compensation, salary deferrals, termination for cause and change in control features. In addition, these contracts included the granting of 13,500,000 in options for the three individuals to acquire the Company’s common stock which vested immediately upon the signing of the employment contracts. See Note 15 for related options.

NOTE 19 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the years ended December 31, 2014 and 2013, the Company incurred net losses, and, therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $14,791,000 and $8,694,000, respectively as of December 31, 2014 and 2013, and will expire in years 2020 through 2034.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Deferred tax assets consisted of the following as of:

	December 31, 2014	December 31, 2013

Net operating loss carry forwards	$5,090,000	$3,651,550
Valuation allowance	(5,090,000)	(3,651,550)
	$-	$-

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

The reconciliation of the results of applying the Company’s effective statutory federal tax rate of 35% for the years ended December 31, 2014 and 2013 to the Company’s provision for income taxes follows:

	December 31, 2014	December 31, 2013
Federal income tax rate	31.8%	34%
State income tax	6.5%	8%
Charge for deferred tax asset	(38.3)%	(42)%
	-%	-%

The Company’s income tax filings are subject to audit by various taxing authorities. For federal and state tax purposes, the Company’s 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. See Note 21 for the disclosure of the Notice from the Internal Revenue Service to examine the Company’s 2011, 2012 and 2013 federal tax returns.

NOTE 20 – SEGMENT INFORMATION

The Company’s operations are classified into the sales of products within the United States and outside the United States. We determined our operating segments in accordance with FASB Topic 280, Segment Reporting.

Results of the operating segments are as follows:

December 31, 2014:

	Domestic	International	Total

Sales	$31,761	$1,732,597	$1,764,358
Cost of goods sold	39,304	2,292,403	2,331,707
Gross profit	$(7,543)	$(559,806)	$(567,349)

Accounts receivable, gross	$31,986	$1,013,938	$1,045,924

The Company presents its financial statements in two segments as shown above. Except for the accounts receivable, as shown above, which relate to the international business, all assets and liabilities are domiciled in the United States, and are therefore, associated with the domestic business. While the gross margin information is shown above, allocated between the domestic and international business based on sales, the majority of the expenses are paid in the United States, the domestic segment.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

December 31, 2013:

	Domestic	International	Total

Sales	$34,746	$860,815	$895,561
Cost of goods sold	57,854	1,433,312	1,491,166
Gross profit	$(23,108)	$(572,497)	$(595,605)

Accounts receivable	$22,354	$379,195	$401,549

The Company presents its financial statements in two segments as shown above. Except for the accounts receivable, as shown above, which relate to the international business, all assets and liabilities are domiciled in the United States and are therefore associated with the domestic business. While the gross margin information is shown above allocated between the domestic and international business based on sales, the majority of the expenses are paid in the United States, the domestic segment.

NOTE 21 – SUBSEQUENT EVENTS

Employment Contracts

On January 1, 2015, the Company entered into an employment contract with a key executive with an initial term of three years and automatic renewals for successive one year terms. The contract covers such items as compensation, salary deferrals, termination for cause and change in control features. In addition, this contract included the granting of 250,000 in options for the individuals to acquire the Company’s common stock, which vested immediately upon the signing of the employment contracts.

Income Taxes

On February 27, 2015, the Company received a notice from the Internal Revenue Service (“IRS”) that the IRS intended to audit the Company’s federal income tax returns for tax years 2011, 2012 and 2013. The Company believes that the tax returns for the periods under examination were prepared appropriately and were filed correctly with the IRS. Any adjustments resulting from these audits will not result in additional cash payments by the Company but merely decreases in the Company’s net operating loss carry forwards as described in Note 19.

Convertible Debt

In March of 2015, the Company entered into agreements with six accredited investors for the issuance of convertible promissory notes in the aggregate principal amount of $530,000 which are convertible into shares of the Company’s stock at prices at a discount of 35-45% of the Company’s share price at the date of conversion or at an average price based on the price during 15-25 days closing prices prior to the date of conversion. The notes bear interest at rates of 8-12% per annum. Several of the notes have Original Issue Discount interest at 10% of the principal advanced to the Company by the investor. The notes may be prepaid within periods ranging from four months to the maturity date, with prepayment penalties of zero interest if repaid within ninety days up to maturity date and amounts due expressed as percentages of the principal and interest outstanding ranging from 115% to 150%. In addition, the Company instructed its transfer agent to reserve approximately 75.7 million shares for the potential conversion of these notes. The Company incurred investment banking and legal fees of approximately $58,000 in connection with these notes.

On April 7, 2015, the Company received notice from its largest convertible debt holder of their intent to convert a portion of their outstanding convertible debt, approximately $163,000, to shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender will receive approximately 4,656,000 shares of the Company’s common stock.

On April 10, 2015, the Company received notice from another convertible debt holder of their intent to convert a portion of their outstanding convertible debt, approximately $117,000, to shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender will receive approximately 4,656,000 shares of the Company’s common stock.

