Form 10-K/A
period 2014-12-31
Windstream Technologies, Inc.
filed 2015-04-22
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

WindStream Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015 in order to make certain revisions to textual disclosures and file certain exhibits that were both intended to be included in the Original Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the following significant revisions:

●	Revised the table under the “Pending Patent Applications” section of “Item 1 – Business” to insert the names of the titles of certain patent applications;

●	Revised the sub-paragraphs describing “General and Administrative Expenses” of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” to revise certain numerical disclosures and to clarify descriptions of certain expenses;

●	Revised the 11th paragraph under the “Sources of Liquidity” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” to insert a clarification that the following paragraph explains how the note is convertible into shares of common stock;

●	Revised the amount of capital contribution received by the Company as of December 31, 2014 under “Item 9B – Other Information”;

●	Revised the Index to Exhibits to incorporate by reference certain exhibits that were filed with the Original Filing;

●	Revised the “Cash Flows From Financing Activities” section of the “Statement of Cash Flows” in the financial statements to revise certain numerical disclosures and formatting; and

●	Made certain grammatical changes in various aspects of the Amended Filing that had no impact on the disclosures therein.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, we have not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

6

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

Issued Patents

Our current patents owned are as follows:

Patent No.	Title	Country/Region	Expiration Date
8,823,194	Modular Alternative Energy Unit	U.S.A.	January 29, 2030
8,536,720	Modular Wind Energy Unit with Simple Electrical Connections	U.S.A.	January 29, 2030

Pending Patent Applications

Our current pending patent applications are as follows:

Application No.	Title	Country/Region
PCT/US2010/001011	Modular Alternative Energy Unit	PCT
P10910897-1	Modular Alternative Energy Unit	Brazil
10 767 409.5	Modular Alternative Energy Unit	European Patent Office
8985/DELNP/2011	Modular Alternative Energy Unit	India
2012-507193	Modular Alternative Energy Unit	Japan
10-2011-7027840	Modular Alternative Energy Unit	South Korea
MX/a/2011/011042	Modular Alternative Energy Unit	Mexico

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

For the twelve months ended December 31, 2014 and 2013, we reported net losses of $11,269,637 and $4,844,553, respectively. The $6,425,084 increase in net loss in the twelve months ended December 31, 2014 from 2013 was primarily attributable to a $3.3 million increase in stock-based compensation, an increase in general and administrative expenses of $2.2 million, primarily compensation related, as well as an increase in interest expense, net, of $1,112,793, which includes higher interest costs on increased short term borrowings and adjustments to convertible notes payable with imbedded derivatives of $424,071 charged to interest expense in 2014. There were no such convertible debt charges in 2013.

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

General and Administrative Expenses – General and administrative expenses for the twelve months ended December 31, 2014 were $3,632,857, compared to $1,350,366 for the twelve months ended December 31, 2013, representing a year to year increase of $2,282,491. The primary increase in general and administrative expenses in 2014 is attributable to cash compensation expenses for employees and consultants of $2,248,218 for the year ended December 31, 2014 compared to $560,334 for the year ended December 31, 2013, an increase of $1,687,884.

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

On October 9, 2014, we entered into a subscription agreement with an accredited investor for the issuance of a convertible promissory note in the aggregate principal amount of $200,000, in exchange for $100,000 in cash at closing, additional amounts due to us at the investor’s discretion and $20,000 of original issue discount interest. The note is convertible into shares of common stock as follows:

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

The various above convertible notes are convertible into shares of our common stock at a price determined as follows:

Lender Conversion

The investors have the right at any time after the Issue Date until the outstanding balance of the note has been paid in full, at its election, to convert (each instance of conversion is referred to as a “Lender Conversion”) all or any part of the outstanding balance into shares (“Conversion Shares”) of the Company’s Common Stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the “Lender Conversion Price” of $0.4634, subject to potential future adjustments described below.

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

EMA Financial Financing

On March 10, 2015, the Company entered into a securities purchase agreement with EMA Financial, LLC, an accredited investor (“EMA”) whereby the Company issued and sold to EMA a 10% convertible note (the “EMA Note”) in the principal amount of $100,000 for $90,000 (collectively, the “EMA Financing”).

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

ITEM 9B – OTHER INFORMATION

On October 16, 2014, we, WET and West Coast Ventures Private Limited (“West Coast”) entered into an agreement (the “WET Agreement”). Pursuant to the WET Agreement, we agreed to sell a 45% noncontrolling interest in WET to West Coast in exchange for $2 million. In addition, West Coast received two of the five seats on the board of directors of WET, and we control the remaining three. As of December 31, 2014, we had received approximately $475,000 of the capital contribution required by West Coast, and as of April 13, 2015, we had received approximately $873,000 in total from West Coast. The WET Agreement should have been disclosed on a Form 8-K during the quarter ended December 31, 2014.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: April 22, 2015	By:	/s/ DANIEL BATES
Daniel Bates
Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2015	By:	/s/ WILLIAM K. THORPE
William K. Thorpe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DANIEL BATES	Director	April 22, 2015
Daniel Bates

/s/ DAVID LOWENSTEIN	Director	April 22, 2015
David Lowenstein

/s/ CHANNING DAWSON	Director	April 22, 2015
Channing Dawson

INDEX TO EXHIBITS

Exhibits:

2.01	Form of Rescission Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., Windaus Global Energy, Inc., and Maurice and Judy Dechamps, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2013 and incorporated herein by reference.

2.02	Form of Share Exchange Agreement, effective as of May 22, 2013, by and among Windaus Global Energy, Inc., WindStream Technologies, Inc. and the shareholders of WindStream Technologies, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 23, 2013 and incorporated herein by reference.

3.01	Certificate of Continuation, filed as an exhibit to the Company’s amended Current Report on Form 8-K/A, filed with the Commission on February 14, 2013 and incorporated herein by reference.

3.02	Memorandum and Articles of Association, filed as an exhibit to the Company’s registration statement on Form F-1, filed with the Commission on July 11, 2008 and incorporated herein by reference.

3.03	Amendment to Memorandum and Articles of Association, filed as an exhibit to the Company’s registration statement on Form 10, filed with the Commission on June 13, 2012 and incorporated herein by reference.

3.04

Articles of Incorporation, as amended, of WindStream Technologies, Inc., filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2015 and incorporated herein by reference.

3.05	Amended and Restated Bylaws of WindStream Technologies, Inc., filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2014 and incorporated herein by reference.

10.01	Form of distribution agreement with HG Energy, filed as an exhibit to the Company’s amended Current Report on Form 8-K/A, filed with the Commission on November 1, 2013 and incorporated herein by reference.

10.02	Form of distribution Agreement with Jamaica Public Service Company, filed as an exhibit to the Company’s amended Current Report on Form 8-K/A, filed with the Commission on November 1, 2013 and incorporated herein by reference.

10.03	Form of Convertible Promissory Note , filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 23, 2013 and incorporated herein by reference.

10.04	Form of Warrant, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 23, 2013 and incorporated herein by reference.

10.05	Form of Securities Purchase Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.06	Form of Secured Convertible Promissory Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.07	Form of Warrant, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.08	Form of Securities Purchase Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.09	Form of Secured Convertible Promissory Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.10	Form of Warrant, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2014 and incorporated herein by reference.

10.11	Form of Convertible Debenture Subscription Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.12	Form of Original Issue Discount Senior Secured Convertible Debenture, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.13	Form of Original Issue Discount Senior Secured Convertible Debenture, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.14	Form of Original Issue Discount Senior Secured Convertible Debenture, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.15	Form of Secured Investor Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.16	Form of Secured Investor Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.17	Form of Secured Investor Note, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.18	Form of Investor Security Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.19	Employment Agreement, between WindStream Technologies, Inc. and Daniel Bates, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.20	Employment Agreement, between WindStream Technologies, Inc. and Travis Campbell, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.21	Employment Agreement, between WindStream Technologies, Inc. and Wanda Ferguson, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.22	Employment Agreement, between WindStream Technologies, Inc. and William Thorpe, dated November 11, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 6, 2015 and incorporated herein by reference.

10.23	Joint Venture Agreement of WindStream Technologies, Inc., dated as of October 16, 2014, by and among WindStream Technologies, Inc., WindStream Energy Technologies India Private Limited and West Coast Ventures Private Limited, filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2015 and incorporated herein by reference.

10.24	Securities Purchase Agreement, dated March 5, 2015, by and between the Company and LG.

10.25	Form of Convertible Note, dated March 5, 2015, issued by the Company to LG.

10.26	Form of Convertible Note, dated March 6, 2015, issued by the Company to JSJ.

10.27	Form of Convertible Note, dated March 9, 2015, issued by the Company to JMJ.

10.28	Securities Purchase Agreement, dated March 10, 2015, by and between the Company and EMA.

10.29	Form of Convertible Note, dated March 10, 2015, issued by the Company to EMA.

10.30	Securities Purchase Agreement, dated March 20, 2015, by and between the Company and Adar.

10.31	Form of Convertible Note, dated March 20, 2015, issued by the Company to Adar.

10.32	Securities Purchase Agreement, dated March 27, 2015, by and between the Company and Union Capital.

10.33	Form of Convertible Note, dated March 27, 2015, issued by the Company to Union Capital.

21.01	List of Subsidiaries, filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on April 15, 2015 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

/s/ Hartley Moore Accountancy Corporation
Anaheim, California

April 9, 2014

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$594,508	$203,534
Accounts receivable, net	1,017,522	401,549
Inventories	1,184,957	946,805
Prepaid expenses	77,349	187,341
Investor notes receivable	2,175,260	—
Deferred financing costs	—	37,529
TOTAL CURRENT ASSETS	5,049,596	1,776,758
Property and equipment, net	253,640	352,430
OTHER ASSETS
Deposits	62,059	7,500
TOTAL ASSETS	$5,365,295	$2,136,688

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,154,283	$742,482
Accrued liabilities	1,052,891	789,338
Short term debt - third parties	2,476,605	900,000
Current maturities of note payable	107,838	224,087
Convertible notes payable, net of unamortized debt discount of $166,668 and $219,979, respectively	3,041,332	330,021
Derivative liabilities	1,939,292	-
Short term debt - related parties	221,000	187,500
TOTAL CURRENT LIABILITIES	9,993,241	3,173,428

LONG TERM LIABILITY
Note payable, non-current	1,217,162	1,175,913
TOTAL LIABILITIES	11,210,403	4,349,341

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value; unlimited shares authorized; 88,617,154 and 83,461,899 shares issued and outstanding, respectively	87,283	83,462
Additional paid in capital	15,881,419	8,184,557
Accumulated deficit	(21,750,309)	(10,480,672)
Deficit attributable to Windstream Technologies, Inc.	(5,781,606)	(2,212,653)
Noncontrolling interest	(63,501)	—
TOTAL STOCKHOLDERS’ DEFICIT	(5,845,108)	(2,212,653)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,365,295	$2,136,688

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013
SALES	$1,764,358	$895,561

COST OF GOODS SOLD	2,331,707	1,491,166

GROSS LOSS	(567,349)	(595,605)

OPERATING EXPENSES:
Research and development	146,178	402,273
Write down of inventory	111,000	-
Stock compensation	5,224,258	1,957,606
General and administrative expenses	3,632,857	1,350,366

TOTAL OPERATING EXPENSES	9,114,293	3,710,245

LOSS FROM OPERATIONS	(9,681,642)	(4,305,850)

OTHER INCOME (EXPENSE)
Other expense	(800)	(800)
Interest expense, net	(1,226,625)	(537,903)
Loss on change in fair value of derivative liabilities	(424,071)	-

TOTAL OTHER INCOME (EXPENSE)	(1,651,496)	(538,703)

NET LOSS	$(11,333,138)	$(4,844,553)

Noncontrolling interest	(63,501)	-

NET LOSS ATTRIBUTABLE TO WINDSTREAM TECHNOLOGIES, INC.	$(11,269,637)	(4,844,553)

Net Loss Per Share - Basic and Diluted	$(0.13)	(0.07)

Weighted Average Shares Outstanding - Basic and Diluted	88,696,836	71,716,392

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Shares			Seed 1 Preferred Shares			Seed 2 Preferred Shares			Common Stock		Additional Paid in	Non-controlling	Accumulated
	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount	Capital	Interest	Deficit	Total

Balance - December 31, 2012	83,053		$740,000	35,000		$35,000	463,908		$1,521,353	24,646,640	$24,647	$320,233	$-	$(5,636,119)	$(2,994,886)

Reverse merger adjustment	(83,053)		(740,000)	(35,000)		(35,000)	(463,908)		(1,521,353)	15,019,259	15,019	2,281,334	-	-	-

Common stock issued in connection with reverse merger									-	24,000,000	24,000	(56,116)	-	-	(32,116)

Stock option expense	-		-	-		-	-		-	-	-	452,352	-	-	452,352

Common stock issued for services										4,360,000	4,360	1,500,894	-	-	1,505,254

Warrants issued												253,486	-		253,486

Beneficial conversion feature on convertible debt												274,649	-		274,649

Warrant issued for deferred financing costs												48,203	-		48,203

Offering costs												(109,042)	-		(109,042)

Common stock issued to stockholders										15,436,000	15,436	3,218,564	-		3,234,000

Net loss	-		-	-		-	-		-	-	-	-	-	(4,844,553)	(4,844,553)

Balance - December 31, 2013	-		$-	-		$-	-		$-	83,461,899	$83,462	$8,184,557	$-	$(10,480,672)	$(2,212,653)

Stock-based compensation expense										-	-	5,224,258	-	-	5,224,258

Beneficial conversion feature on convertible debt										-	-	400,000	-	-	400,000

Conversion of warrants to common stock										136,000	136	(136)	-	-	-

Issuance of Common Stock										4,562,262	3,228	1,627,011	-	-	1,630,239

Sale of Noncontrolling Interest in Subsidiary										-	-	475,370	-		475,370

Net loss										-	-	-	(63,501)	(11,269,637)	(11,333,138)

Exercise of Stock Options										456,993	457	(457)	-	-	-

Deposit for future financings written off										-	-	50,000	-	-	50,000

Offering Costs										-	-	(79,184)	-	-	(79,184)

Balance –December 31, 2014		$			$			$		88,617,154	$87,283	$15,881,419	$(63,501)	$(21,750,309)	$(5,845,108)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	Dec. 31, 2014	Dec. 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,333,138)	$(4,844,553)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,111	142,130
Amortization of deferred financing costs	37,529	52,608
Provision for bad debt	28,402	-
Loss from change in fair value of derivative liability	424,071	-
Beneficial conversion of convertible debt	400,000	-
Stock based compensation and stock warrant expense	5,224,258	1,957,606
Inventory write-down	111,000	-
Amortization of debt discount	-	308,156

Changes in operating Assets and Liabilities:
Accounts receivable	(644,375)	(376,616)
Inventories	(349,152)	(651,782)
Prepaid expenses	109,037	(109,624)
Deposits	(53,604)	-
Accounts payable	411,801	(278,830)
Accounts payable - related parties	-	(41,705)
Accrued liabilities	313,552	113,082
NET CASH USED IN OPERATING ACTIVITIES	(5,195,508)	(3,729,528)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for property and equipment	(32,825)	(6,618)
Reverse merger cash	-	(32,116)

NET CASH USED IN INVESTING ACTIVITIES	(32,825)	(38,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on deferred financing costs	-	(41,934)
Proceeds from sale of common stock, net offering costs of $79,184 and $109,000, respectively.	1,826,426	3,124,958
Borrowings on line of credit, net	1,491,606	500,000
Principal payments on short term debt	(305,353)	(199,750)
Borrowings on short term debt	600,000	-
Principal payments on short term debt - related party	(55,000)	(27,500)
Borrowings on short term debt - related party	88,500	62,000
Principal payments on long term debt	(75,000)	-
Proceeds from issuance of convertible debt, net of discounts	453,388	550,000
Payments on note receivables	1,594,740	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,619,307	3,967,774

NET INCREASE IN CASH	390,974	199,512

CASH, Beginning of Period	203,534	4,022

CASH, End of Period	$594,508	$203,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$185,934	$443,946
Income taxes	800	800

NON CASH INVESTING AND FINANCING ACTIVITIES
Notes receivable (in exchange for debt)	3,770,000	-
Debt converted to common stock	200,000	-
Deposit for future financing write off	50,000	-
Debt discount on warrants issued with debt	-	528,135
Warrants issued for deferred financing costs	-	48,203
Property and equipment purchased on credit	6,504	-
Transfer of short term debt - related party to short - term debt third parties	$-	$100,000

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

In connection with one of the five debt issuances as discussed in Note 11, the Company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be approximately $48,000 using the Black-Scholes option pricing model with the same assumptions as the warrants discussed in Notes 11 and 16, except the exercise price used for the warrants discussed above was $0.05 per share.

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

