Form 10-Q
period 2015-03-31
Windstream Technologies, Inc.
filed 2015-05-15
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

As of May 12, 2015, there were 111,943,167 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$192,792	$594,508
Accounts receivable, net	1,093,124	1,017,522
Inventories	1,163,760	1,184,957
Prepaid expenses	483,253	77,349
Investor notes receivable	1,794,916	2,175,260
TOTAL CURRENT ASSETS	4,727,845	5,049,596
Property and equipment, net	241,763	253,640
OTHER ASSETS
Deposits	58,242	62,059
TOTAL ASSETS	$5,027,850	$5,365,295

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,309,817	$1,154,283
Accrued liabilities	1,142,933	1,052,891
Short term debt - third parties	2,250,215	2,476,605
Current maturities of note payable	107,838	107,838
Convertible notes payable, net of unamortized debt discount of $66,670 and $166,668, respectively	3,495,581	3,041,332
Derivative liabilities	1,743,786	1,939,292
Short term debt - related parties	221,000	221,000
TOTAL CURRENT LIABILITIES	10,271,170	9,993,241

LONG TERM LIABILITY
Note payable, non-current	1,202,162	1,217,162
TOTAL LIABILITIES	11,473,332	11,210,403

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value; unlimited shares authorized; 88,617,154 and 86,617,154 shares issued and outstanding, respectively	87,283	87,283
Additional paid in capital	16,268,315	15,881,419
Accumulated deficit	(22,776,088)	(21,750,309)
Deficit attributable to Windstream Technologies, Inc.	(6,420,490)	(5,781,606)
Noncontrolling interest	(24,992)	(63,501)
TOTAL STOCKHOLDERS’ DEFICIT	(6,445,482)	(5,845,108)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,027,850	$5,365,295

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
SALES	$968,925	$237,897

COST OF GOODS SOLD	524,783	275,407

GROSS PROFIT (LOSS)	444,142	(37,510)

OPERATING EXPENSES:
Research and development	14,544	22,573
Stock compensation	136,814	42,330
General and administrative expenses	1,203,028	556,995

TOTAL OPERATING EXPENSES	1,354,386	621,898

LOSS FROM OPERATIONS	(910,244)	(659,408)

OTHER INCOME (EXPENSE)
Other expense	(1,538)	--
Interest expense, net	(302,994)	(132,758)
Gain on change in fair value of derivative liabilities	227,506	--

TOTAL OTHER INCOME (EXPENSE)	(77,026)	(132,758)

NET LOSS	$(987,270)	$(792,166)

Noncontrolling interest	38,509	--

NET LOSS ATTRIBUTABLE TO WINDSTREAM TECHNOLOGIES, INC.	$(1,025,779)	$(792,166)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	88,686,836	83,782,455

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(987,270)	$(792,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,940	31,108
Amortization of deferred financing costs	--	7,512
Gain from change in fair value of derivative liability	(227,506)	--
Stock based compensation and stock warrant expense	136,814	42,330
Amortization of debt discount	99,999	76,000

Changes in operating Assets and Liabilities:
Accounts receivable	(75,602)	(260,732)
Inventories	21,197	(349,910)
Prepaid expenses	(405,904)	(19,606)
Deposits	3,817	--
Accounts payable	155,534	357,645
Accrued liabilities	90,042	118,091
NET CASH USED IN OPERATING ACTIVITIES	(1,156,939)	(789,728)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for property and equipment	(20,063)	--

NET CASH USED IN INVESTING ACTIVITIES	(20,063)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs of $0 and $109,000, respectively	--	115,000
Payments on stock subscription receivable	250,082	--
Borrowings (repayments) on line of credit, net	(226,390)	450,000
Principal payments on short term debt	(68,750)	--
Borrowings on short term debt	355,000	--
Borrowings on short term debt - related party	--	35,000
Borrowing on long term debt	100,000	--
Principal payments on long term debt	(15,000)	--
Payments on investor note receivables	380,344	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	775,286	600,000

NET INCREASE (DECREASE) IN CASH	(401,716)	(189,728)

CASH, Beginning of Period	594,508	203,534

CASH, End of Period	$192,792	$13,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$178,948	$27,044
Income taxes	800	-

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

India - Noncontrolling interest

In October 2014, the Company entered into an agreement with unrelated third parties, whereby in exchange for $2 million, these investors would receive 8,184 shares of stock in WET, or a 45% interest of WET. These are in addition to the 10,000 shares owned by the Company, and the Company retained a 55% ownership in WET, making it a majority-owned subsidiary. The Company also has three of the five board seats on the board of directors of India.

In November and December 2014, WET leased office space, approximately 9,500 square feet, and manufacturing space, approximately 50,000 square feet, in India in connection with expanding its operations. The office space lease is a month-to-month lease with annual rent of approximately $24,000 and was occupied in December 2014. The manufacturing facility lease is a six-year lease with annual rent of approximately $120,000. The manufacturing space lease commenced on April 1, 2015 when WET occupied the space.

As of March 31, 2015, approximately $723,000 of the $2 million purchase price of the WET stock had been funded by the third party investors.  At April 15, 2015, a total of approximately $873,000 had been funded by the third party investors.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Consolidations

The consolidated financial statements include the accounts of the Company and companies in which the Company has a controlling interest including the accounts of Windstream Technologies, Inc., (fka, Windaus Global Energy, Inc.), Windstream Technologies, Inc. (a California corporation), Windstream Energy Technologies Pvt Ltd. and Windstream Technologies Latin America S. A. For consolidated subsidiaries where the Company’s ownership in the subsidiary is less than 100%, the equity interest not held by the Company is shown as non-controlling interests. Management also evaluates whether an investee company is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company did not have any variable interest entities requiring consolidation during the three months ended March 31, 2015 and 2014. All material intercompany balances have been eliminated in consolidation.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Comprehensive income was de minimus for the three months ended March 31, 2015 and 2014.

Foreign Currency Transactions and Translation

The Company’s subsidiaries in India and Peru conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are de minimus for the three months ended March 31, 2015 and 2014, and are included in the Company’s results of operations as a component of general and administrative expenses.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance made for doubtful accounts receivable, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of long-lived assets and project assets, fair value of derivative liability, valuation allowance of deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and changed to financing expenses over the term of the related debt.

In connection with one of the five debt issuances as discussed in Note 11, the Company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three year term. The fair value of the warrants was determined to be approximately $48,000 using the Black-Scholes option pricing model with the same assumptions as the warrants discussed in Notes 11 and 16, except the exercise price used for the warrants discussed above was $0.05 per share.

The combined value of the warrants, $48,000 above, and cash, $42,000 above, is $90,000, which was capitalized as a financing cost and is being amortized to interest expense over the life of the notes.

As of March 31, 2015 and December 31, 2014, the deferred financing costs had an unamortized balance of $0. Amortization of deferred financing costs, which has been included interest expense, for the three months ended March 31, 2015 and 2014, was approximately $0 and $7,500, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company believes its allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 are adequate, but actual write-offs could exceed the recorded allowance. There have been no write-offs during the various periods being reported on.

Export Import Bank Credit Insurance

The Company sells its products outside the United States under the terms of a short-term multi-buyer export credit insurance policy with the Export Import Bank (“Ex Im Bank”) of the United States, an agency of the United States Government. Under the terms of the policy, the Ex Im Bank agrees to pay the Company up to 95% of the outstanding invoice amounts, on qualified sales, due after ninety days or depending on the specific terms with each customer. The limit of the policy is $4,000,000 at March 31, 2015 and December 31, 2014.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Inventories

Inventories are primarily raw materials. Inventories are valued at the lower of cost, as determined on a first-in-first-out (FIFO) basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition.

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

Long-Lived Assets

The Company’s long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of FASB ASC Topic, 360, Property, Plant and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2015 and December 31, 2014, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Sales Returns

The Company allows customers to return defective products when they meet certain established criteria as outlined in the Company’s sales terms and conditions. It is the Company’s practice to regularly review and revise, when deemed necessary, the estimates of sales return, which are based primarily on historical rates. The Company records estimated sales returns as reductions in sales and accounts receivable. Returned products, which are recorded as inventory, are valued based upon the amount the Company expects to realize upon any subsequent disposition. As of March 31, 2015 and December 31, 2014, the reserve for sales returns and allowances was $16,000.

Warranty Policy

For the Company’s products it sells, the Company warrants to the original purchaser only that the products will be free from defects in workmanship and material for five years after the shipment date with exclusions for improper installation, ordinary wear and tear, improper maintenance or accident or damage. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based on, in part, historical experience. At March 31, 2015 and December 31, 2014, the Company had accrued warranty expense liability of $253,000. For the three months ended March 31, 2015 and 2014, the Company had warranty expense of approximately $400 and $63,000, respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. The Company recognizes the benefit of uncertain tax in its positions in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passed the first step of recognition will measurement be required. Under the measurement step, the tax benefit not measured.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The Company accrues any interest or penalties related to its uncertain tax positions as part of its income tax expense. No reserve for uncertain tax positions was booked by the Company for the three months ended March 31, 2015 and 2014. No liability for unrecognized tax benefits was recorded as of March 31, 2015 and December 31, 2014.

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

For the three months ended March 31, 2015 and 2014, research and development expenses were approximately $15,000 and $23,000, respectively.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options and warrants were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the three months ended March 31, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit of $250,000.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

As of March 31, 2015, one customer represented approximately 91% of outstanding accounts receivable. As of December 31, 2014, two customers represented 90% of outstanding accounts receivable balances. For the three months ended March 31, 2015 and 2014, one customer represented approximately 94% and 97% of revenue, respectively.

For the three months ended March 31, 2015 and 2014, two vendors and one vendor represented approximately 53% and 25% of total cost of goods sold, respectively.

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

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate the fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2015 and December 31, 2014, the fair value of cash, accounts receivable, inventory, accounts payable, accrued expenses, deferred revenues and short term debt approximate carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

MARCH 31, 2015 AND 2014

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

MARCH 31, 2015 AND 2014

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had accumulated deficits of approximately $22,800,000 at March 31, 2015 and $21,800,000 at December 31, 2014, had net losses of approximately $1,025,779 and $792,000 for the three months ended March 31, 2015 and 2014, respectively, and working capital deficits of approximately $5,500,000 and $5,000,000, at March 31, 2015 and December 31, 2014, respectively. These matters among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	March 31, 2015	December 31, 2014
Accounts Receivable – EXIM insured	$1,081,984	$1,013,938
Accounts Receivable – not insured	39,542	31,986
	1,121,526	1,045,924
Allowances for doubtful accounts and sales returns and allowances	(28,402)	(28,402)
	$1,093,124	$1,017,522

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

Inventories consisted of the following as of:

	March 31, 2015	December 31, 2014
Raw Materials	$831,997	$729,981
Work in process	303,981	384,213
Finished goods	27,782	70,763
	$1,163,760	$1,184,957

During the twelve months ended December 31, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying consolidated statements of operations. There was no such write down in the quarter ended March 31, 2015.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of:

	March 31, 2015	December 31, 2014

Prepaid expenses, primarily inventory	$483,253	$77,349

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2015	December 31, 2014

Manufacturing equipment	$155,145	$154,666
Factory equipment	35,384	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	473,893	473,893

Total	736,892	716,829

Less accumulated depreciation	(495,129)	(463,189)
Net property, plant and equipment	$241,763	$253,640

Depreciation expense for the periods ended as follows amounted to:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Depreciation Expense	$31,940	$31,108

NOTE 9 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	March 31, 2015	December 31, 2014

Accrued interest	$555,658	$426,938
Accrued liabilities	25,618	25,618
Accrued payroll	291,531	332,909
Accrued warranty liability	253,000	253,000
Accrued property taxes	17,126	14,426

Total	$1,142,933	$1,052,891

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Drawdowns on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The current line, which accrues interest at a fixed rate of 6.0%, expires on June 26, 2015, and has a total credit limit of 2,000,000. The loan is also guaranteed by the Company’s President.

For the three months ended March 31 2015 and 2014, there were total draws on the line of credit of $260,000 and $450,000, respectively, and repayments of $486,390 and $0, respectively.

The outstanding balance as of March 31, 2015 and December 31, 2014 were $1,765,215 and $1,991,605, respectively, which has been included in the short-term debt – third parties on the balance sheet.

During 2013 and 2012, the Company has entered into other various notes to individuals at interest rates ranging from 5% to 18% and are due on demand. During the three months ended March 31, 2015 and 2014, the Company repaid $0 on these various notes.

At March 31, 2015 and December 31, 2014, these notes aggregated $285,000, which includes the $100,000 reclassified from short term debt – related parties as described above, and are included in the short term debt – third parties on the balance sheet. On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8%, which is accruing and due in full at the end of the note. At March 31, 2015 and December 31, 2014, these various notes aggregated $485,000.

The above line of credit of $1,765,215 at March 31, 2015 and $1,991,605 at December 31, 2014, when combined with the above $485,000 in various notes payable to individuals at March 31, 2015 and at December 31, 2014, resulted in short term debt of $2,250,215 at March 31, 2015 and $2,476,605 at December 31, 2014 as shown on the accompanying balances sheets as of March 31, 2015 and at December 31, 2014.

Interest expense for the short-term debt was approximately $52,349 and $26,000 for the three months ended March 31, 2015 and 2014, respectively.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 11 – CONVERTIBLE NOTES PAYABLE

	March 31, 2015	December 31, 2014
Short term convertible notes
2013 and 2014 convertible notes payable	$550,000	$550,000
Debt discount	(66,669)	(166,668)
2015 convertible notes payable	455,000	-
Typenex note payable	273,250	$342,000
Vista note payable	100,000	132,000
Redwood note payable	2,184,000	2,184,000
	$3,495,581	$3,041,332

Derivative and warrant liability
Typenex	$893,347	$893,347
Vista	-	195,506
Redwood	850,439	850,439
	$1,743,786	$1,939,292

	March 31, 2015	December 31, 2014
Investor Notes
Typenex	$259,916	$255,260
Redwood	1,535,000	1,920,000
Total Investor Notes Receivable	$1,794,916	$2,175,260

2013 and 2014 short term convertible notes payable, net of discount

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

The unamortized debt discount balance at March 31, 2015 and December 31, 2014 was approximately $66,670 and $167,000, respectively and is being netted against the total convertible promissory notes principal amount of $1,005,000 and $550,000, respectively, for presentation in the accompanying consolidated balance sheets.

For the three months ended March 31, 2015 and 2014, the Company amortized approximately $100,000 in 2015 and $76,000 (including approximately $64,000 of debt discount related to notes converted to common stock, see below) in 2014 to interest expense.

Interest expense incurred and accrued on all of the above convertible notes payable was approximately $16,000 and $25,000, respectively for the three months ended March 31, 2015 and 2014.

In connection with one of the five debt issuances, in 2013, the Company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three years term. The fair value of the warrants was determined to be approximately $48,000. Based on the Black Scholes option pricing model using the same assumption as those used for the warrants above, except the exercise prices was $0.05 per share. The combined value of the warrants, $48,000 per above, and cash, $42,000 per above, amounted to approximately $90,000, which was capitalized as a deferred financing cost and is being amortized to interest expense over the life of the notes. Amortization of deferred financing costs, which has been included interest expense, for the three months ended March 31, 2015 and 2014, was approximately $0 and $7,500, respectively.

2015 convertible notes payable

LG Capital Financing

On March 5, 2015, the Company entered into a securities purchase agreement with LG Capital Funding, LLC, an accredited investor (“LG”) whereby the Company issued and sold to LG an 8% convertible note (the “LG Note”) in the principal amount of $105,000 for $105,000 (collectively, the “LG Financing”).

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

JSJ Investments Financing

On March 6, 2015, the Company issued and sold to JSJ Investments Inc. (“JSJ”) a convertible note (the “JSJ Note”), in the principal amount of $100,000, for $100,000 (collectively, the “JSJ Financing”).

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Interest expense incurred and accrued on all of the above convertible notes payable was approximately $2,000 and $0, respectively for the three months ended March 31, 2015 and 2014.

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

MARCH 31, 2015 AND 2014

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

MARCH 31, 2015 AND 2014

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

MARCH 31, 2015 AND 2014

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

The Purchase Price allocated to each Investor Warrant at inception was:

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Accordingly, the Warrants were recorded as derivative liabilities in the Consolidated Balance Sheet at their fair value of approximately $183,000 at the date of issuance. The fair value of the Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “monte carlo simulation” modeling, incorporating the following inputs.

The fair value of the Warrants as of March 31, 2015 and December 31, 2014 was $0. At each subsequent reporting date, when the fair value of the Warrants is remeasured, the changes in the fair value will be reported in the Consolidated Statements of Operations.

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

The fair value of the compound embedded derivative liability as of March 31, 2015 and December 31, 2014 was $893,347. At each subsequent reporting date, when the fair value of the embedded derivative liability is remeasured, the changes in the fair value will be recorded in the Consolidated Statements of Operations.

Both the warrant derivative and embedded derivative liabilities are classified as noncurrent liabilities in the Consolidated Balance Sheet, and changes in their fair value are reported as a separate line item in the Consolidated Statements of Operations. The change in fair value of the warrant and embedded derivative liabilities for the three months ended March 31, 2015 and 2014 was $0, respectively, which was recorded as a separate line item, change in fair value of derivative liabilities, on the consolidated statement of operations.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

At inception, the total proceeds $500,000 total proceeds received by the Company for the note and Investor Warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation was then applied to the note.

Accordingly, the initial carrying amount of the note is approximately $39,000, derived as follows:

Face amount of note	$550,000
Original issuance discount	(50,000)
Allocation to Investor Warrants	(182,000)
Allocated to embedded derivatives	(279,000)
$39,000

At March 31, 2015, the carrying value of the note is as follows:

Face amount of note	$273,250
Derivative and warrant liability	893,347
$1,166,597

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$342,000
Derivative and warrant liability	893,347
$1,235,347

The net carrying amount of the note as of March 31, 2015 and December 31, 2014 was $1,166,597 and $1,235,347, respectively. Interest expense on the note recognized in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 was approximately $4,000 and $0, respectively.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

The Investor Notes are recorded as a current asset at cost, together with accrued interest thereon, in the Consolidated Balance Sheet. Interest income on the Investor Notes reported in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 was approximately $4,600 and $0, respectively.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

The fair value of the Warrants as of March 31, 2015 and December 31, 2014 was $0. At each subsequent reporting date, if the fair value of the Warrants is remeasured, the changes in the fair value will be reported in the Consolidated Statements of Operations. See Note 21 regarding exercise of warrants for the Company’s common stock.

The Company has not elected to initially and subsequently measure the note as a hybrid instrument in its entirety at fair value. Therefore, in accordance with ASC 815, the Company is accounting for all the embedded derivatives identified in the note as a single compound embedded derivative.

The fair value of the compound embedded derivative liability as of March 31, 2015 and December 31, 2014 was $0 and $195,906, respectively. At each subsequent reporting date, if fair value of the embedded derivative liability is remeasured, the changes in the fair value will be recorded in the Consolidated Statements of Operations.

Both the warrant derivative and embedded derivative liabilities are classified as current liabilities in the Consolidated Balance Sheet, and changes in their fair value are reported in general and administrative expense in the Consolidated Statements of Operations. The change in fair value of the warrant and embedded derivative liabilities for the three months ended March 31, 2015 and 2014 was $227,506 and $0, respectively, which was recorded as a separate line item, change in fair value of derivative liability, on the Consolidated Statement of Operations.

The total proceeds $100,000 total proceeds received by the Company for the note and Investor Warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation was then applied to the note.

Accordingly, the carrying amount of the note at inception is approximately $100,000, derived as follows:

Face amount of note	$100,000
Allocated to embedded derivatives	-
$100,000

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

At March 31, 2015, the carrying value of the note is as follows:

Face amount of note	$100,000
Derivative and warrant liability	-
$100,000

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$132,000
Derivative and warrant liability	195,506
$327,506

The net carrying amount of the note as of March 31, 2015 and December 31, 2014 was $100,000 and $327,506. Interest expense on the note recognized in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 was approximately $4,500 and $0, respectively.

See Note 21 regarding conversion of the outstanding balance of the note into the Company’s common stock.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

MARCH 31, 2015 AND 2014

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

At March 31, 2015, the carrying value of the note is as follows:

Face amount of note	$2,184,000
Derivative and warrant liability	850,439
$3,034,439

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$2,184,000
Derivative and warrant liability	850,439
$3,034,439

The fair value of the compound embedded derivative liability as of March 31, 2015 and December 31, 2014 was approximately $850,439, respectively. At each subsequent reporting date, when the fair value of the embedded derivative liability is remeasured and changes in the fair value will be recorded in the Consolidated Statements of Operations.

The embedded derivative liability is classified as current liability in the Consolidated Balance Sheet, and changes in their fair value are reported in the Consolidated Statements of Operations.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

The Purchaser Notes are recorded as current investments, under Investor Notes Receivable at cost in the Consolidated Balance Sheet. As stated above, there is no interest income on the Purchaser Notes for the three months ended March 31, 2015 and 2014.

Interest expense on the note recognized in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 was approximately $51,000 and $0, respectively.

Fair Value Measurement

As discussed above, the convertible notes discussed above contain conversion features, warrants and default provisions that result in embedded derivatives. The Company has recorded the fair value of each derivative as described above and is included in the derivatives liabilities included in the current liabilities in the consolidated balance sheet as of March 31, 2015 and December 31, 2014. The change in fair value was recorded in the consolidated statement of operations for the three months ended March 31, 2015 and 2014.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of March 31, 2015 and December 31, 2014. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the consolidated balance sheet consisted of the following:

	Level	March 31, 2015	December 31, 2014

Included in current liabilities: Derivative Liability	3	$1,743,786	$1,939,292

	Valuation	Unobservable
	Technique	Input

Included in current liabilities:
Derivative Liability
	Monte Carlo Pricing Model	Prevailing interest rates Company’s stock volatility Expected term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

NOTE 12 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of March 31, 2015 and December 31, 2014, the note had an outstanding balance of $1,310,000 and $1,325,000, respectively.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan.

During the three months ended March 31, 2015 and 2014, the Company made $15,000 and $125,000, respectively, in payments to the City of North Vernon for principal in 2015 and accrued interest in 2014.

Principal and interest payments are expected to be paid in each fiscal year as follows:

	Principal	Interest	Total
2015	$92,838	$177,259	$270,097
2016	1,217,162	114,276	1,331,438
	$1,310,000	$291,535	$1,601,535

Interest expense incurred and accrued on the note payable was approximately $18,000 and $20,000 for the three months ended March 31, 2015 and 2014, respectively.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 13 – RELATED PARTY TRANSACTIONS

Short Term Debt - Related Parties

During the three months ended March 31, 2015 and 2014, the Company’s President advanced $0 and $35,000, respectively, to the Company to fund operations and the Company did not make any repayments during the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, the outstanding balance of short-term debt – related parties was $221,000.

The amounts accrue interest at 10% and are due on demand. Interest expense incurred and accrued on Short Term Debt – Related Parties was approximately $4,000 and $3,200 for the three months ended March 31, 2015 and 2014, respectively.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

The Company’s Articles of Incorporation and Bylaws permit the Company to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. The Company’s Articles of Incorporation and Wyoming law allow the Company to issue an unlimited number of shares of equity stock, both common and preferred. During the three months ended March 31, 2015 and 2014, after the date of the share Agreement discussed above, May 13, 2013, the Company has issued no preferred shares and has not sought the approval of the Board of Directors to issue any preferred shares.

See Note 21 for a description of the conversion by certain lenders of their outstanding convertible debt into shares of the Company’s common stock in April 2015.

NOTE 15 – STOCK OPTIONS

Stock based compensation

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	10,110,640	$0.08	2.75	-

Granted	16,100,000	0.15	10.00	-
Exercised	(448,993)	(0.05)	(3.00)

Outstanding at December 31, 2014	25,761,647	0.09	6.20	-

Granted	-	-	-	-
Exercised	-	-	-	-

Outstanding at March 31, 2015	25,761,647	$0.09	6.20	-

The Company recognized stock compensation expense as follows:

Three months ended March 31, 2015	Three months ended March 31, 2014
$136,814	$42,330

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at March 31, 2015, was approximately $326,000.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Year Options were granted
Market value of stock on grant date	$.30 - .35	$.30 - .35
Risk-free interest rate	.61%	.61%
Dividend Yield	0%	0%
Volatility Factor	300%	300%
Weighted average expected life	10 years	10 years
Expected forfeiture rate	0%	0%

The total number of options vested as of March 31, 2015 was 22,684,292 and the total options expected to vest, as of March 31, 2015, was 25,761,647.

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

Under the terms of this plan, shares vest as follows: 25% of the shares subject to the Option shall vest twelve (12) months after the Vesting Commencement Date, and 1/48 of the Shares subject to the Option shall vest on each monthly anniversary of the Vesting Commencement Date thereafter. During the three months ended March 31, 2015, a minor number of shares vested.

Stock option under the Incentive Stock Option Plan activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)

Outstanding at December 31, 2013	-	$-	-
Granted	700,000	0.15	3.00
Outstanding at December 31, 2014	700,000	$0.15	3.00
Granted	-	-	-
Outstanding at March 31, 2015	700,000	$0.15	3.00

None of the above options were exercised or forfeited in 2015.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 16 – WARRANTS

Fair value of warrants is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and available information that management deems most relevant. The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1 and 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the Warrants can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the Warrants; and the fair market value is value of the warrants based on the Black-Scholes model on the valuation date.

The following represents a summary of the Warrants outstanding at March 31, 2015 and December 31, 2014 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	9,106,000	$0.42
Granted	722,472	0.65
Warrants exchanged for common stock	(135,932)	(0.05)
Outstanding, December 31, 2014	9,692,540	$0.44
Granted	-	-
Warrants exchanged for common stock	-	-
Outstanding, March 31, 2015	9,692,540	$0.44

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

As the Company has net losses, the Company had no potential dilutive securities for the three months ended March 31, 2015 and 2014 as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive earnings (loss) per share.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

The following table sets for the computation of basic and diluted net income (loss) per share:

	Three months ended March 31, 2015	Three months ended March 31, 2014

Net loss attributable to common stockholders	$(1,025,779)	$(792,166)

Basic weighted average outstanding shares of common stock	88,696,836	83,782,455

Dilutive effect of common stock equivalents

Dilutive weighted average common stock equivalents	88,696,836	83,782,455

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.01)	$(0.01)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Except as disclosed below, the Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial conditions or operating results.

In 2013, the Company filed a lawsuit in the United States District Court for the Southern District of Indiana against a prior vendor asserting causes of action for trademark infringement, false designation of origin, breach of contract, and interference with contract. The Company had contracted with certain of the defendants to provide component parts and to act as the Company’s authorized dealer in specified territories. Those defendants have breached the various agreements. Other defendants, in violation of the Lanham Act, have misappropriated the Company’s creations, are passing off the Company’s products as their own, and are infringing on the Company’s trademarks and trade dress. By the action, the Company seeks damages (including treble damages, punitive damages, and attorney’s fees) and injunctive relief under the Lanham Act and related statutory and common law of the State of Indiana. At this point in the litigation, the Company has not yet quantified the precise amount of damages it seeks, but the Company believes the damages to be in excess of $100,000.

The defendant has asserted counter-claims against the Company. In the counter-claims, the defendant seeks damages from the Company of at least $29,246, plus interest, in connection with the Company’s handling of certain warranty claims, and an award of an unspecified number of TurboMill windmills (or the monetary value of the windmills) in connection with an alleged loan made to the Company.

The deposition of persons most knowledgeable for the defendants and other related parties was taken on May 19, 2014. The current status of the case is that defendants have answered the Company’s amended complaint and the Company has answered their counterclaims, and the parties have begun the discovery process. Prior to the final status conference hearing on May 8, 2015, the parties reached a tentative settlement. All parties agreed to dismiss all claims without prejudice. Once all documents evidencing the settlement are finalized, the Company will file the dismissal. While the Company dismissed the Lanham Act claims without prejudice, however if the defendants continue their efforts to infringe the Company’s trade dress, the Company is free to re-assert the claims.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

In 2014, the Company’s India subsidiary leased office, approximately 9,500 square feet and manufacturing space, approximately 50,000 square feet, in India in connection with expanding its operations. The office space lease is a month to month lease with annual rent of approximately $24,000 and was occupied in December 2014. The manufacturing facility lease is a six year lease with annual rent of approximately $120,000. The manufacturing space lease commenced on April 1, 2015 when the Company’s subsidiary occupied the space.

Rent expense was for the three months ended March 31, 2015 and 2014 was $36,474 and $19,248, respectively.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Investment Advisory Services

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

The investment firm was successful in completing a debt transaction with the Company and will be paid a combination of cash and receive warrants as the proceeds from the debt transaction are received by the Company. In connection with their successful completion of a number of investment transactions, the investment banker was paid $38,000 during the first quarter of 2015 and $15,000 during the full year 2014. No warrants were issued during the three months ended March 31, 2015 as the calculation of the amounts due had not yet been finalized between the parties.

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

On January 1, 2015, the Company entered into an employment contract with a key executive with an initial term of three years and automatic renewals for successive one year terms. The contract covers such items as compensation, salary deferrals, termination for cause and change in control features. In addition, this contract included the granting of 250,000 in options for the individuals to acquire the Company’s common stock, which vested immediately upon the signing of the employment contract.

NOTE 19 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the three months ended March 31, 2015 and 2014, the Company incurred net losses, and, therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $16,8251,000 and $14,791,000, respectively as of March 31, 2015 and December 31, 2014 and will expire in years 2020 through 2034.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Deferred tax assets consisted of the following as of:

	March 31, 2015	March 31, 2014

Net operating loss carry forwards	$2,034,000	$3,651,550
Valuation allowance	(2,034,000)	(3,651,550)
	$-	$-

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

The reconciliation of the results of applying the Company’s effective statutory federal tax rate of 35% for the three months ended March 31, 2015 and 2014 to the Company’s provision for income taxes follows:

	March 31, 2015	March 31, 2014
Federal income tax rate	32%	34%
State income tax	6%	8%
Charge for deferred tax asset	(38)%	(42)%
	-%	-%

The Company’s income tax filings are subject to audit by various taxing authorities. For federal and state tax purposes, the Company’s 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. On February 27, 2015, the Company received a notice from the Internal Revenue Service (“IRS”) that the IRS intended to audit the Company’s federal income tax returns for tax years 2011, 2012 and 2013. The Company believes that the tax returns for the periods under examination were prepared appropriately and were filed correctly with the IRS. Any adjustments resulting from these audits will not result in additional cash payments by the Company but merely decreases in the Company’s net operating loss carry forwards.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 20 – SEGMENT INFORMATION

The Company’s operations are classified into the sales of products within the United States and outside the United States. We determined our operating segments in accordance with FASB Topic 280, Segment Reporting.

Results of the operating segments are as follows:

March 31, 2015:

	Domestic	International	Total

Sales	$-	$968,925	$968,925
Cost of goods sold	-	524,783	524,783
Gross profit	$-	$444,142	$444,142

Accounts receivable, gross	$27,341	$1,065,783	$1,093,124

March 31, 2014:

	Domestic	International	Total

Sales	$-	$237,897	$237,897
Cost of goods sold	-	275,407	275,407
Gross profit	$-	$(37,510)	$(37,510)

Accounts receivable	$22,354	$639,927	$662,281

The Company presents its financial statements in two segments, as shown above. Except for the accounts receivable, as shown above, which relate to the international business, all assets and liabilities are domiciled in the United States and are therefore associated with the domestic business. While the gross margin information is shown above allocated between the domestic and international business based on sales, the majority of the expenses are paid in the United States, the domestic segment.

NOTE 21 – SUBSEQUENT EVENTS

Convertible Debt

Union Capital Financing

In April 2015, the Company entered into a securities purchase agreement with Union Capital, LLC, an accredited investor (“Union Capital”) whereby the Company issued and sold to Union Capital an 8% convertible note (the “Union Capital Note”) in the principal amount of $75,000 for $75,000 (collectively, the “Union Capital Financing”).

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

In April 2015, the Company entered into an agreement with an accredited investor for the issuance of convertible promissory notes in the aggregate principal amount of $112,000 which are convertible into shares of the Company’s stock at prices at a discount of 45% of the Company’s share price at the date of conversion or at an average price based on the price during 20 days closing prices prior to the date of conversion. The note bears interest at a rate of 12% per annum. The note may be prepaid within periods ranging from three months to the maturity date and the amounts due are expressed as percentages of the principal and interest outstanding ranging from 135% to 145%. In addition, the Company instructed its transfer agent to reserve approximately 13.5 million shares for the potential conversion of these notes. The Company incurred investment banking and legal fees of approximately $10,000 in connection with this note.

In April 2015, the Company received notices from its largest convertible debt holder of their intent to convert a portion of their outstanding convertible debt, approximately $163,000 and $155,926, respectively, to shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender will receive approximately 4,656,000 and 4,467,794, respectively, shares of the Company’s common stock.

In April 2015, the Company received notice from another convertible debt holder of their intent to convert a portion of their outstanding convertible debt, approximately $117,000, to shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender will receive approximately 4,656,000 shares of the Company’s common stock. In addition in April 2015, this convertible debt holder notified the Company of their intention to exercise their warrant exercisable into 199,396 at a price determined by a formula which resulted in the Company issuing 3,647,023 shares of the Company’s common stock to the convertible debt holder.

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

Recent Developments

●	Having signed a lease in December 2014 for a 50,000 sq. ft. manufacturing facility in Hyderabad, India to manufacture our products in India, the facility is nearly completed and will be opening for full scale manufacturing in June 2015.

●	For over three months, SolarMills have been used to illuminate an iconic statue in Tandil, Argentina which has led to increased attention to the Company’s products in Argentina.

●	Our first TowerMill installation in the Bahamas was completed in April 2015.

●	The India Ministry of New and Renewable Energy (MNRE) has invited Windstream’s Indian subsidiary to help define the standards that will be adopted by MNRE for all manufacturers of hybrid energy solutions.

Results of Operations for the three months ended March 31, 2015 and 2014, in Aggregate

	March 31, 2015	March 31, 2014
Sales	$968,925	$237,897
Cost of Sales	524,783	275,407
Gross Profit (Loss)	444,142	(37,510)
Research and Development Expenses	14,544	22,573
Stock compensation	136,814	42,330
General and Administrative Expenses	1,203,028	556,995
Operating Expenses	1,354,386	621,898
Other Expense	(77,026)	(132,758)
Net Loss	(987,270)	(792,166)
Non Controlling Interest	38,509	-
Net Loss attributable to Windstream Technologies, Inc.	$(1,025,779)	$(792,166)

For the three months ended March 31, 2015 and 2014, we reported net losses of $1,025,779 and $792,166, respectively. The increase in net loss in the three months ended March 31, 2015, was primarily attributable to an increase in general and administrative expenses of $646,033,  consisting primarily of an increase in compensation related expenses of approximately $385,000, an increase in professional fees of approximately $176,000, an increase of marketing and investor relations expenses of approximately $42,000 and an increase in business development expenses of approximately $20,000 in 2015 versus 2014. There was an increase in interest expense, net, in 2015, of approximately $170,000 which includes higher interest costs on increased short term borrowings compared to 2014 and a $94,484 increase in stock compensation. These increases were partially offset by improved gross margin dollars of $481,652 in 2015 versus 2014 and by the gain on the change in the fair value of derivatives liabilities of approximately $227,000. There were no such gains or losses on the fair value of derivatives in 2014.

Sales - Net sales for the three months ended March 31, 2015 were $968,925, compared to $237,897 for the three months ended March 31, 2014. The increase in sales is due to our success in obtaining international customers in 2015.

Cost of Sales - During the three months ended March 31, 2015, cost of sales was $524,783 compared to $275,407 for the three months ended March 31, 2014. The increase in cost of sales relates to an increase in sales in the three months ended March 31, 2015 compared to 2014.

Gross Loss - We achieved gross profit of $444,142 for the quarter ended March 31, 2015 compared to a gross loss of $37,510 in the prior year, which increase in gross profit was due to greater efficiency in the sales and manufacturing activities.

During the three months ended March 31, 2015 and 2014, the gross profit (loss) percentage was approximately 46% and (16%), respectively. The improvement in the gross percentage is primarily attributable to increased sales as well as increased manufacturing costs, labor and overheads, which grew at a rate slower than the rate of increase in sales in the quarter ended March 31, 2015 compared to the corresponding period in 2014.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 were $1,354,386, as compared to $621,898 for the three months ended March 31, 2014.

Research and Development - Research and development expenses for the three months ended March 31, 2015 were $14,544, compared to $22,573 for the three months ended March 31, 2014. The decrease is primarily attributable to reduced development activities as we concentrated on increasing sales of our existing products.

Stock Compensation - Stock compensation expense for the three months ended March 31, 2015 was $136,814, compared to $42,330 for the three months ended March 31, 2014. The increase is due primarily to the options issued in late 2014 that vested during the quarter ended March 31, 2015, whereas there was no such activity during the quarter ended March 31, 2014.

General and Administrative Expenses – General and administrative expenses for the three months ended March 31, 2015 were $1,203,028, compared to $556,995 for the three months ended March 31, 2014, representing a year to year increase of $646,033 consisting primarily of an increase in compensation related expenses of approximately $385,000, an increase in professional fees of approximately $176,000, an increase of marketing and investor relations expenses of approximately $42,000 and an increase in business development expenses of approximately $20,000 in 2015 versus 2014.

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

Other Expense - Other expense for the three months ended March 31, 2015 was $77,026, compared to $132,758 for the three months ended March 31, 2014. The decrease is due primarily to a gain on the change in the fair value of derivatives liabilities of approximately $227,000 during the quarter ended March 31, 2015, which was partially offset by an increase in interest expense, net, of approximately $170,000, which includes higher interest costs on increased short term borrowings. There were no such gains or losses on the fair value of derivatives in 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015 compared to December 31, 2014:

	March 31, 2015	December 31, 2014	Increase/(Decrease)
Current Assets	$4,727,845	$5,049,596	$(321,751)
Current Liabilities	$10,271,170	$9,993,241	$277,929
Working Capital Deficiency	$(5,543,325)	$(4,943,645)	$599,680

As of March 31, 2015 and December 31, 2014, we had working capital deficiencies of $5,543,325 and $4,943,645, respectively. The increase in deficiency was due primarily to increased use of short term financing to fund operations.

Our working capital revolving line of credit with a bank was extended for another twelve months at substantially the same terms, but with an increase in the current credit limit. The outstanding borrowings under the line of credit as of March 31, 2015 and December 31, 2014 were $1,765,215 and $1,991,605, respectively, which has been included in the short-term debt – third parties in the accompanying consolidated balance sheets.

Going Concern

In their report dated April 10, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to net losses of approximately $11,330,000 and $4,845,000 for the years ended December 31, 2014 and 2013, respectively, and working capital deficits of approximately $4,944,000 and $1,396,000 at December 31, 2014 and 2013, respectively. We continued to have a net loss from operations during the quarter ended March 31, 2015. In addition, we have an accumulated deficit of approximately $22,776,000 as of March 31, 2015 and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

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

The following table provides selected financial data about us as of March 31, 2015 and December 31, 2014. For detailed financial information, see the accompanying financial statements.

	March 31, 2015	December 31, 2014
Cash	$192,792	$594,508
Total assets	5,027,850	5,365,295
Total liabilities	$11,473,332	$11,210,403
Stockholder deficit	$(6,445,482)	$(5,845,108)

Sources of Liquidity

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $1,156,939 and $789,728, respectively. The increase in cash used in operating activities was primarily related to the increased sales of products and increases in the required working capital.

Net cash used in all investing activities for the three months ended March 31, 2015 was $20,063 as compared to $0 for the three months ended March 31, 2014. We purchased $20,063 of machinery and equipment during the three months ended March 31, 2015 and $0 during the three months ended March 31, 2014.

Net cash obtained through all financing activities for the three months ended March 31, 2015, was $775,286, as compared to $600,000 for the three months ended March 31, 2014. We received payments on stock subscription receivable, borrowings on short term debt, proceeds from long term debt and payments on notes receivable during the three months March 31, 2015 and proceeds from sale of common stock, borrowings on line of credit, and proceeds from short term debt - related parties during the three months ended March 31, 2014. The estimated working capital requirement for the next 12 months is $2,400,000 with an estimated burn rate of approximately $200,000 per month. As reflected in the accompanying financial statements, we had cash of $192,792 at March 31, 2015, compared to $594,508 at December 31, 2014.

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

Union Capital Financing

In April, 2015, the Company entered into a securities purchase agreement with Union Capital, LLC, an accredited investor (“Union Capital”) whereby the Company issued and sold to Union Capital an 8% convertible note (the “Union Capital Note”) in the principal amount of $75,000 for $75,000 (collectively, the “Union Capital Financing”).

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

Basic and Diluted Net Loss per Share

We compute loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the three months ended March 31, 2015 and 2014, respectively.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance made for doubtful accounts receivable, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of long-lived assets and project assets, fair value of derivative liability, valuation allowance of deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At each of March 31, 2015 and December 31, 2014, unamortized deferred financing costs incurred totaled $0. Amortization of deferred financing costs, which has been included interest expense, for the three months ended March 31, 2015 and 2014 was approximately $0 and $7,500, respectively.

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

Contractual Commitments

A summary of contractual debt obligations is as follows:

		Payments due by period:
		Less than			More than
Contractual Obligations:	Total	one year	1-3 years	3-5 years	5 years

Short term convertible notes payable with imbedded derivatives	$3,495,581	$3,495,581	-	-	-
Short term debt - related party	$221,000	$221,000	-	-	-
Short term debt - third parties, includes:
Line of credit with a bank	$1,765,215	$1,765,215	-	-	-
Notes payable to various individuals	$485,000	$485,000	-	-	-
Total short term debt - third parties	$2,250,215	$2,250,215	-	-	-

Notes payable, including interest	$1,601,535	$270,097	$1,331,483	-	-

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

There were no new material legal proceedings or material changes to existing legal proceedings involving the Company during the first quarter of 2015.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: May 15, 2015	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ William Thorpe
	Name:	William Thorpe
	Title:	Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)

