Form 10-Q
period 2015-06-30
Windstream Technologies, Inc.
filed 2015-08-14
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

As of August 11, 2015, there were 244,373,898 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$147,667	$594,508
Accounts receivable, net	737,073	1,017,522
Inventories	2,240,126	1,184,957
Prepaid expenses	747,500	77,349
Investor notes receivable	1,535,000	2,175,260
TOTAL CURRENT ASSETS	5,407,366	5,049,596
Property and equipment, net	302,631	253,640
OTHER ASSETS
Deposits	61,930	62,059
TOTAL ASSETS	$5,771,927	$5,365,295

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,082,826	$1,154,283
Accrued liabilities	1,464,603	1,052,891
Short term debt - third parties	2,523,124	2,476,605
Current maturities of note payable	107,838	107,838
Convertible notes payable, net of unamortized debt discount of $0 and $166,668, respectively	2,714,352	3,041,332
Derivative liabilities	967,680	1,939,292
Short term debt - related parties	221,000	221,000
TOTAL CURRENT LIABILITIES	10,081,423	9,993,241

LONG TERM LIABILITY
Note payable, non-current	1,187,162	1,217,162
TOTAL LIABILITIES	11,268,585	11,210,403

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value; unlimited shares authorized; 174,395,301 and 88,617,154 shares issued and outstanding, respectively	172,729	87,283
Additional paid in capital	18,406,790	15,881,419
Accumulated deficit	(24,034,457)	(21,750,309)
Deficit attributable to Windstream Technologies, Inc.	(5,454,938)	(5,781,606)
Noncontrolling interest	(41,720)	(63,501)
TOTAL STOCKHOLDERS’ DEFICIT	(5,496,658)	(5,845,108)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,771,927	$5,365,295

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Si x Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
SALES	$119,717	$214,363	$1,088,642	$452,260

COST OF GOODS SOLD	259,800	274,183	784,583	549,590

GROSS (LOSS) PROFIT	(140,083)	(59,820)	304,059	(97,330)

OPERATING EXPENSES:
Research and development	8,915	13,878	23,459	36,451
Write down of inventory	-	111,000		111,000
Stock compensation expense	54,793	39,898	191,607	82,228
General and administrative expenses	1,196,592	791,791	2,399,620	1,348,786

TOTAL OPERATING EXPENSES	1,260,300	956,567	2,614,686	1,578,465

LOSS FROM OPERATIONS	(1,400,383)	(1,016,387)	(2,310,627)	(1,675,795)

OTHER INCOME (EXPENSE)
Other expense	738	(800)	(800)	(800)
Interest expense, net	(208,111)	(250,066)	(511,105)	(382,824)
Gain on change in fair value of derivative liabilities	334,247	-	561,753	-

TOTAL OTHER INCOME (EXPENSE)	126,874	(250,866)	49,848	(383,624)

NET LOSS	(1,273,509)	(1,267,253)	(2,260,779)	(2,059,419)

Non Controlling Interest	(16,728)	-	21,781	-

NET LOSS Attributable to windstream technologies	$(1,256,781)	$(1,267,253)	$(2,282,560)	$(2,059,419)

Net Loss Per Share - Basic and Diluted	$(0.01)	(0.02)	$(0.02)	(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	132,267,333	83,363,741	103,926,994	84,417,935

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30,2015	June 30, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	(2,268,571)	(2,059,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,395	62,217
Interest expense converted into Common Stock	-	2,735
Amortization of debt discount and deferred financing costs	166,668	256,722
Write-down of inventory	-	111,000
Provision for bad debt	10,000	-
Gain from change in fair value of derivative liabilities	(561,753)	-
Stock based compensation	191,607	82,228

Changes in assets and liabilities:
Accounts receivable	270,449	(15,802)
Inventories	(1,055,169)	(286,170)
Prepaid expenses	(670,151)	(82,144)
Deposits	129	-
Accounts payable	928,543	367,225
Accrued liabilities	411,712	141,854

Net cash used in operating activities	(2,511,141)	(1,419,554)

Cash Flows from Investing Activities
Purchase of property and equipment	(114,386)	-

Net cash used in investing activities	(114,386)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on stock subscription receivable	799,705	-
Borrowings on line of credit, net	6,520	446,490
Borrowings on short term debt	755,000	200,000
Principal payments on short term debt	(78,750)	-
Proceeds from short term debt - related parties	-	50,000
Payments on short term debt - related parties	-	(16,500)
Borrowings on long-term debt	100,000	-
Principal payments on long term debt	(30,000)	(50,000)
Proceeds from issuance of convertible debt, net of discounts	237,000	400,000
Net proceeds from issuance of Common Stock and Warrants	-	711,800
Payment on investor note receivables	389,211	-

Net cash provided by financing activities	2,178,686	1,741,790

Net decrease in Cash and Cash Equivalents	(446,841)	322,236

Cash and Cash Equivalents, Beginning of Year	594,508	203,534

Cash and Cash Equivalents, End of Year	$147,667	$525,770

Supplemental Cash Flows Information
Interest paid	$288,428	$75,470
Income taxes	$800	$0

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and paid in capital resulting from non-cash conversions of convertible notes including interest expense and accrued interest	-	207,500
Debt discount on warrants issued with convertible debt	-	400,000
Non-cash conversion of warrants issued for deferred financing to common stock	-	136
Non-cash issuance of common stock	1,876,758	-

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

WindStream Technologies, Inc. (the “Company”), is engaged in the development and commercialization of wind driven electrical generation. The Company’s facilities are located in North Vernon, Indiana. The accompanying consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and expressed in U.S. dollars. The Company’s fiscal year end is December 31.

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

India

On October 26, 2013, the Company formed a 99.9% owned subsidiary company in India, Windstream Energy Technologies India Private Limited, (“WET”), located in Hyderabad to perform various commercial activities including reselling, manufacturing, repairing, importing and exporting various types renewable energy sources including turbines, windmills, solar-wind hybrids and other devices. A Board of Directors was established consisting of the Chief Executive Officer of the Company and an Indian national. At the time of formation, the Parent Company received 10,000 shares of stock in the wholly-owned subsidiary, and WET did not have any significant assets or liabilities.

On December 11, 2013, WET held a board of directors meeting to approve opening a bank account and the investor began funding the working capital line.

India - Noncontrolling interest

In October 2014, the Company entered into an agreement with unrelated third parties, whereby in exchange for $2 million, these investors would receive 8,184 shares of stock in WET, or a 45% interest of WET. These are in addition to the 10,000 shares owned by the Company, and the Company retained a 55% ownership in WET, making it a majority-owned subsidiary. The Company also has three of the five board seats on the board of directors of WET.

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

As of June 30, 2015, approximately $1,259,000 of the $2 million purchase price of the WET stock had been funded by the third party investors.

Peru

In December 2013, the Company filed documents to incorporate a 100% owned subsidiary in Peru, Windstream Technologies Latin America S.A (the “Peru subsidiary”). The Peru subsidiary has appointed a temporary board of directors as required by local regulation, but the Peru subsidiary has had no operations, has entered into no contracts, opened no bank accounts and has not begun any business activity.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Consolidations

The consolidated financial statements include the accounts of the Company and companies in which the Company has a controlling interest including the accounts of Windstream Technologies, Inc., (fka, Windaus Global Energy, Inc.), Windstream Technologies, Inc. (a California corporation), Windstream Energy Technologies Pvt Ltd. and Windstream Technologies Latin America S. A. For consolidated subsidiaries where the Company’s ownership in the subsidiary is less than 100%, the equity interest not held by the Company is shown as non-controlling interests. Management also evaluates whether an investee company is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company did not have any variable interest entities requiring consolidation during the six months ended June 30, 2015 and 2014. All material intercompany balances have been eliminated in consolidation.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Comprehensive income was de minimus for the six months ended June 30, 2015 and 2014.

Foreign Currency Transactions and Translation

The Company’s subsidiary in India conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are de minimus for the six months ended June 30, 2015 and 2014, and are included in the Company’s Consolidated Statements of Operations as a component of general and administrative expenses.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for doubtful accounts and sales returns reserves, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of long-lived assets, fair value of derivative liabilities, valuation allowance on deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to interest expense over the term of the related debt.

In connection with one of the five debt issuances as discussed in Note 11, the Company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three year term. The fair value of the warrants was determined to be approximately $48,000 using the Black-Scholes option pricing model with the same assumptions as the warrants discussed in Notes 11 and 16, except the exercise price used for the warrants.

The combined value of the warrants, including the finders’ fees, is $90,000, which was capitalized as a financing cost and is being amortized to interest expense over the life of the notes. These costs are amortized using the effective interest method and charged to interest expense over the term of the related debt.

As of June 30, 2015 and December 31, 2014, the deferred financing costs had an unamortized balance of $0. Amortization of deferred financing costs, which has been included in interest expense, was approximately $0 and $23,000 for the six months ended June 30, 2015 and 2014, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company believes its allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 are adequate, but actual write-offs could exceed the recorded allowance. During the six months ended June 30, 2015, the Company wrote off $12,402 in accounts receivable against the allowance and increased the allowance by $10,000 of bad debt expense. There were no such transactions in 2014.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Export Import Bank Credit Insurance

The Company sells its products outside the United States under the terms of a short-term multi-buyer export credit insurance policy with the Export Import Bank (“Ex Im Bank”) of the United States, an agency of the United States Government. Under the terms of the policy, the Ex Im Bank agrees to pay the Company up to 95% of the outstanding invoice amounts, on qualified sales, due after ninety days or depending on the specific terms with each customer. The limit of the policy was $2,000,000 and $4,000,000 at June 30, 2015 and December 31, 2014, respectively, having been reduced on June 26, 2015.

Inventories

Inventories are primarily raw materials. Inventories are valued at the lower of cost, as determined on a first-in-first-out (FIFO) basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. Costs of raw material inventories include the purchase prices of the component parts and related costs incurred in bringing the products to their present location and condition.

Property and Equipment

Property and equipment consists of manufacturing equipment, factory equipment, furniture and fixtures, leasehold improvements and tooling costs. These assets are recorded at cost and are being depreciated on the straight-line basis over estimated lives of two to seven years. Leasehold improvements are being depreciated over their useful life or the term of the related lease, whichever is shorter. Repair and maintenance expenditures, which do not result in improvements, are charged to expense as incurred.

Long-Lived Assets

The Company’s long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of FASB ASC Topic, 360, Property, Plant and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2015 and December 31, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Deferred Revenues

The Company typically receives advance payments on certain individual sales. These advance payments are recorded as deferred revenues as accrued liabilities, on the accompanying Consolidated Balance Sheets and reclassified as revenue in the Consolidated Statements of Operations only after the product has been delivered and the revenue has been earned.

Revenue Recognition

Sales revenue consists of amounts earned from customers through the sale of its primary products, the TurboMill and the SolarMill, power generation devices which use alternative energy sources, primarily wind, to generate electricity. The Company also provides accessory products in support of these devices in the form of mounting equipment, data collection/monitoring equipment, batteries, inverters and various wiring solutions and accessories.

Sales revenue is recognized when persuasive evidence of an arrangement exists, title to and risk of loss for the product has passed, which is generally when the products are shipped to its customers and collection is reasonably assured.

Sales Returns

The Company allows customers to return defective products when they meet certain established criteria as outlined in the Company’s sales terms and conditions. It is the Company’s practice to regularly review and revise, when deemed necessary, the estimates of sales return which are based primarily on historical rates. The Company records estimated sales returns as reductions in sales and accounts receivable. Returned products, which are recorded as inventory, are valued based upon the amount the Company expects to realize upon any subsequent disposition. As of June 30, 2015 and December 31, 2014, the reserve for sales returns and allowances was $16,000.

Warranty Policy

For the Company’s products it sells, the Company warrants to the original purchaser only that the products will be free from defects in workmanship and material for five years after the shipment date with exclusions for improper installation, ordinary wear and tear, improper maintenance or accident or damage. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based on, in part, historical experience. At June 30, 2015 and December 31, 2014, the Company had accrued warranty expense liability of $253,000. For the six months ended June 30, 2015 and 2014, the Company had warranty expense of $365 and $3,376, respectively.

Cost of goods sold

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Shipping and Handling Costs

Shipping and handling costs for all sales transactions are billed to the customer and are included in cost of goods sold for all periods presented.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The Company provides a valuation allowance on its deferred tax assets when it is more likely than not that such deferred tax assets will not be realized

ASC 740 requires that the Company recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. The Company accrues any interest or penalties related to its uncertain tax positions as part of its income tax expense. No reserve for uncertain tax positions was booked by the Company for the six months ended June 30, 2015 and 2014. No liability for unrecognized tax benefits was recorded as of June 30, 2015 and December 31, 2014.

Profits from non-U.S. activities are subject to local taxes, but not subject to U.S. tax until repatriated to the U.S. It is the Company’s intention to permanently reinvest these earnings outside the U.S., subject to our management’s continuing assessment as to whether repatriation may, in some cases, still be in the best interests of the Company. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations.

Stock Based Payments

The Company accounts for stock-based awards to employees in accordance with ASC 718 - Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

General and Administrative Expenses

General and administrative expenses consist of business development, commissions, insurance costs, marketing, salary and benefit expenses, rent, professional fees, travel and entertainment expenses and other general and administrative overhead costs. Expenses are recognized when incurred.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Research and Development

Costs incurred in developing the ability to create and manufacture products for sale are included in research and development in the Company’s Consolidated Statements of Operations. Once a product is commercially feasible and starts to sell to third party customers, the classification of such costs as development costs stops and such costs are recorded as costs of production, which is included in cost of goods sold. Research and development costs are expensed when incurred.

For the six months ended June 30, 2015, research and development expenses were approximately $23,000 and $36,000, respectively.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options and warrants were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the six months ended June 30, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit of $250,000.

The Company sells primarily to companies and governmental entities across the globe. Receivables arising from those sales domestically are not collateralized; however, credit risk is minimized by continuing to diversify the customer base. International sales typically take place under the auspices of the Export Import Bank, a U.S. government entity, and are guaranteed by that entity under the terms of an insurance policy with a limit of $2 million. The limit had been $4 million, but was reduced to $2 million at June 26, 2015. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of the specific customers, historical trends and other information.

As of June 30, 2015, two customers represented approximately 96% of outstanding accounts receivable. As of December 31, 2014, two customers represented 90% of outstanding accounts receivable balances. For the six months ended June 30, 2015 and 2014, one customer represented approximately 82% and 93% of revenue, respectively.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

For the six months ended June 30, 2015 and 2014, two vendors and three vendors represented approximately 37% and 41% of total cost of goods sold, respectively.

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

An officer of the Company is also a relative of the mayor of North Vernon, which has a loan with the Company as described in Notes 12 and 13. The officer has an employment contract with the Company. Management believes compensation is based on market value comparisons and is not impacted by the related party officer’s relationship to the mayor of the lender, relationships have been disclosed, and transactions have been entered into on an unrelated, third party basis.

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the Consolidated Balance Sheets, for which it is practicable to estimate the fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2015 and December 31, 2014, the fair value of cash, accounts receivable, inventory, accounts payable, accrued expenses, deferred revenues and short term debt approximate carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

JUNE 30, 2015 AND 2014

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

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statements of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. See Note 11 for disclosure of derivatives and their valuation related to various convertible debt agreements.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measurable.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Segment Information

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note 20.

Recently Issued Accounting Pronouncements, not yet adopted

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted. The Company has not determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, (ASU 2015-02). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The Company is in the process of evaluating the adoption of this ASU, and does not expect this to have a material effect on its consolidated results of operations and financial condition.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The Company had accumulated deficits of approximately $24,000,000 at June 30, 2015 and $21,800,000 at December 31, 2014, had net losses of approximately $2,282,500 and $2,059,400 for the six months ended June 30, 2015 and 2014, respectively, as well as working capital deficits of approximately $4,674,000, at June 30, 2015 and approximately $5,000,000 at December 31, 2014, respectively. These matters among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2015 AND 2014

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	June 30, 2015	December 31, 2014
Accounts Receivable – EXIM insured	$707,508	$1,013,938
Accounts Receivable – not insured	55,565	31,986
	763,073	1,045,924
Allowances for doubtful accounts and sales returns and allowances	(26,000)	(28,402)
	$737,073	$1,017,522

Under the terms of a revolving line of credit agreement with the Export Import Bank as discussed in Note 10, 95% of customer’s outstanding balances under the terms of the Export Import Bank are guaranteed by the Export Import Bank, an agency of the United States government.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 6 – INVENTORIES

Inventories consist of raw materials (which consists principally of components), work in process and finished goods. Inventory, consisting mostly of raw materials (which principally consist of components) are stated at the lower of cost or market on the first-in, first-out basis, or market. Inventories are classified as current assets.

Inventories consisted of the following as of:

	June 30, 2015	December 31, 2014
Raw Materials	$1,717,755	$729,981
Work in process	134,991	384,213
Finished goods	387,380	70,763
	$2,240,126	$1,184,957

During the year ended December 31, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying Consolidated Statements of Operations. There was no such write down for the six months ended June 30, 2015 and 2014.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of:

	June 30, 2015	December 31, 2014

Prepaid expenses, primarily inventory	$747,500	$77,349

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2015	December 31, 2014

Manufacturing equipment	$155,145	$154,666
Factory equipment	102,261	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	501,518	473,893

Total	831,394	716,829

Less accumulated depreciation	(528,763)	(463,189)
Net property, plant and equipment	$302,631	$253,640

Depreciation expense for the periods ended amounted to:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Depreciation Expense	$65,000	$62,000

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 9 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	June 30, 2015	December 31, 2014

Accrued interest	$654,064	$426,938
Accrued liabilities	138,141	25,618
Accrued payroll	405,404	332,909
Accrued warranty liability	253,000	253,000
Accrued property taxes	13,994	14,426

Total	$1,464,603	$1,052,891

NOTE 10 – SHORT TERM DEBT

Short term debt consisted of the following:

	June 30, 2015	December 31, 2014
Short term debt
Revolving line of credit	$1,998,124	$1,991,605
2012 and 2013 notes payable to individuals	275,000	285,000
April 2014 note payable to an individual	200,000	200,000
April 2015 note payable to an individual	50,000	-
	$2,523,124	$2,476,605

Revolving Line of Credit

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

Drawdowns on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The current line, which accrues interest at a fixed rate of 6.0%, was set to expire on June 26, 2015, but was extended until October 26, 2015, and has a total credit limit of $2,000,000. The loan is also guaranteed by the Company’s President.

For the six months ended June 30, 2015 and 2014, there were total draws on the line of credit of $835,000 and $1,095,000, respectively, and repayments of $828,482 and $648,510, respectively.

2012 and 2013 short term notes to individuals

During 2013 and 2012, the Company entered into other various notes with individuals totaling $300,000 at interest rates ranging from 5% to 18% and are due on demand. During the six months ended June 30, 2015 and 2014, the Company repaid $10,000 and $0, respectively, on these various notes.

April 2014 short term note payable to an individual

On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8%, which is accruing and due in full at the end of the term of the note. The note was not repaid on April 15, 2015, instead the terms were amended making this obligation due on demand.

April 2015 short term note payable to an individual

In April 2015, the Company entered into a $50,000 note payable with an individual at an interest of 10% and due on demand.

Interest expense for the short-term debt for the six months ended June 30, 2015 and 2014 is summarized as follows:

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Interest expense on short term debt
Revolving line of credit	$37,006	$21,720
2012 and 2013 notes payable to individuals	29,856	13,637
April 2014 note payable to an individual	7,934	-
April 2015 note payable to an individual	1,055	-
	$75,851	$35,357

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of:

	June 30, 2015	December 31, 2014
Short term convertible notes
2013 and 2014 convertible notes payable	$550,000	$550,000
Debt discount	-	(166,668)
2015 convertible notes payable	682,352	-
Typenex note payable	67,000	$342,000
Vista note payable	-	132,000
Redwood note payable	1,415,000	2,184,000
	$2,714,352	$3,041,332

Derivative and warrant liability
Typenex	$-	$893,347
Vista	-	195,506
2015 convertible notes payable	569,550	-
Redwood	398,130	850,439
	$967,680	$1,939,292

	June 30, 2015	December 31, 2014
Investor Notes
Typenex	$-	$255,260
Redwood	1,535,000	1,920,000
Total Investor Notes Receivable	$1,535,000	$2,175,260

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The total debt discount recorded on the note with the June 1, 2014 date of issuance was $400,000 (warrant relative fair value of approximately $42,000 and the beneficial conversion feature was approximately $358,000) which is being amortized to interest expense over the term of the note. The warrant and beneficial conversion feature was recorded as additional paid in capital.

The balance outstanding on the above note was $200,000 at June 30, 2015 and December 31, 2014.

On June 1, 2015, the Company did not repay the outstanding principal and accrued interest due on June 1, 2015. In exchange for not declaring a default on the note, and after transfer of the one million shares of the Company’s common stock owned by a related party to the lender, the Company and the note holder signed Amendment One to the note which reduced the conversion price of $0.40 per share to a price that was the average of the three (3) lowest closing bid prices per share for the last twenty (20) trading days prior to the date of the Notice of Conversion, discounted by 20%.

See Note 21 for conversions of outstanding debt subsequent to June 30, 2015.

On June 1, 2013, the Company entered into subscription agreements with five accredited investors for the issuance of convertible promissory notes in the aggregate principal amount of $550,000, which are convertible into shares of common stock of the Company at $0.25 per share, and warrants entitling the holder to purchase up to an aggregate of 1,600,000 of shares of common stock of the Company at $0.25 per share. The warrants have a term of three years and vested immediately. The notes bear interest at 8% and are due in one year. Four notes, with a value of $200,000 at December 31, 2013, were converted to stock in 2014 as disclosed in Note 14. One note, for $350,000 at December 31, 2013, was not repaid timely and went into default in 2014. The interest rate on this note rose to 12% as a consequence.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The total debt discount recorded on the note with the June 1, 2013 date of issuance was $528,058 (warrant relative fair value of approximately $253,000 and the beneficial conversion feature was approximately $275,000) which is being amortized to interest expense over the term of the note.

The unamortized debt discount balance at June 30, 2015 and December 31, 2014 was approximately $0 and $167,000, respectively and is being netted against the total convertible promissory notes principal amount of $1,005,000 and $550,000, respectively, for presentation in the accompanying Consolidated Balance Sheets.

For the six months ended June 30, 2015 and 2014, the Company amortized approximately $167,000 and $234,000 (including approximately $64,000 of debt discount related to notes converted to common stock, see below), respectively, to interest expense.

Interest expense incurred and accrued on all of the above convertible notes payable was approximately $31,000 and $63,000, respectively, for the six months ended June 30, 2015 and 2014.

In connection with one of the five debt issuances in 2013, the Company paid finder’s fees of approximately $42,000 as well as 140,000 common stock warrants at $0.05 per share. The warrants vest immediately and have a three year term. The fair value of the warrants was determined to be approximately $48,000 based on the Black Scholes option pricing model, using the same assumptions as those used for the warrants above, except the exercise price was $0.05 per share. The combined value of the warrants of $48,000 and cash of $42,000 amounted to approximately $90,000 which was capitalized as a deferred financing cost and is being amortized to interest expense over the life of the notes.

Amortization of deferred financing costs, which has been included interest expense, for the six months ended June 30, 2015 and 2014, was approximately $0 and $23,000, respectively.

2015 convertible notes payable

LG Capital Financing

On March 5, 2015, the Company entered into a securities purchase agreement with LG Capital Funding, LLC, an accredited investor (“LG”) whereby the Company issued and sold to LG an 8% convertible note (the “LG Note”) in the principal amount of $105,000 for $105,000.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The Company reimbursed LG for all costs and expenses incurred by it in connection with the transactions in an amount equal to $5,000 and paid $8,000 to Carter Terry & Company for due diligence fees.

JSJ Investments Financing – Note 1

On March 6, 2015, the Company issued and sold to JSJ Investments Inc. (“JSJ”) a convertible note (the “JSJ Note”) in the principal amount of $100,000, for $100,000.

The JSJ Note is due on demand and bears interest at the rate of 12% per annum. The JSJ Note is convertible, in whole or in part, into shares of Common Stock at the option of JSJ, at a conversion price equal to the lesser of (i) 55% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of issuance of the JSJ Note or (ii) 55% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the JSJ Note.

The Company has the right to redeem the outstanding JSJ Note at a redemption price equal to 150% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of JSJ.

The Company reimbursed JSJ for all costs and expenses incurred by it in connection with the transactions in an amount equal to $2,000 and paid $10,000 to Carter Terry & Company in connection with due diligence fees.

JMJ Financial Financing

On March 9, 2015, the Company issued and sold to JMJ Financial (“JMJ”) a convertible note (the “JMJ Note”) in the principal amount of $100,000 for $90,000. JMJ has the right to invest an additional $400,000 on the same terms and conditions from time to time at its sole discretion.

Each portion funded of the JMJ Note is due on the second anniversary of funding and bears no interest for the first three months and then a one-time interest charge of 12% will be due. The JMJ Note is convertible, in whole or in part, into shares of Common Stock at the option of JMJ at a conversion price equal to the lesser of (i) $0.084 or (ii) 60% of the lowest trading price of the Common Stock for the 25 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the JMJ Note.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

EMA Financial Financing

On March 10, 2015, the Company entered into a securities purchase agreement with EMA Financial, LLC, an accredited investor (“EMA”) whereby the Company issued and sold to EMA an 8% convertible note (the “EMA Note”) in the principal amount of $100,000 for $90,000.

The EMA Note is due on the first anniversary of issuance and bears interest at the rate of 10% per annum. The EMA Note is convertible, in whole or in part, into shares of Common Stock at the option of EMA at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the EMA Note.

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

The Company reimbursed EMA for all costs and expenses incurred by it in connection with the transactions in an amount equal to $3,500.

Adar Bays Financing

On March 20, 2015, the Company entered into a securities purchase agreement with Adar Bays, LLC, an accredited investor (“Adar”) whereby the Company issued and sold to Adar an 8% convertible note (the “Adar Note”) in the principal amount of $50,000 for $50,000.

The Adar Note is due on the first anniversary of issuance and bears interest at the rate of 8% per annum. The Adar Note is convertible, in whole or in part, into shares of Common Stock at the option of Adar at a conversion price equal to 65% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding and including the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the Adar Note.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The Company reimbursed Adar for all costs and expenses incurred by it in connection with the transaction in an amount equal to $2,500 and paid $4,000 to Carter Terry & Company in connection with due diligence fees.

Union Capital Note

In April 2015, the Company entered into a securities purchase agreement with Union Capital, LLC, an accredited investor (“Union Capital”) whereby the Company issued and sold to Union Capital an 8% convertible note (the “Union Capital Note”) in the principal amount of $75,000 for $75,000.

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

The Company reimbursed Union Capital for all costs and expenses incurred by it in connection with the transactions in an amount equal to $3,500 and paid $6,000 to Carter Terry & Company in connection with due diligence fees.

JSJ Investments Financing – Note 2

On April 20, 2015, the Company issued and sold to JSJ Investments a convertible note (the “JSJ Note II”) in the principal amount of $112,000, for $112,000.

The JSJ Note II is due on demand and bears interest at the rate of 12% per annum. The JSJ Note II is convertible, in whole or in part, into shares of Common Stock at the option of JSJ, at a conversion price equal to the lesser of (i) 45% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of issuance of the JSJ Note II or (ii) 45% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the JSJ Note II.

The Company has the right to redeem the outstanding JSJ Note II at a redemption price equal to 135% to 145% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of JSJ.

The Company reimbursed JSJ for all costs and expenses incurred by it in connection with the transactions in an amount equal to $2,000 and paid $8,000 to Carter Terry & Company in connection with due diligence fees.

Interest expense incurred and accrued on all of the above convertible notes payable was approximately $31,000 and $0, respectively, for the six months ended June 30, 2015 and 2014.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Identification and Valuation of Derivatives in the above seven notes

The Company evaluated the embedded derivative criteria in ASC 815, and concluded that because the above notes could be readily convertible to cash by the Investor, the Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

The Company has not elected to initially and subsequently measure the note as a hybrid instrument in its entirety at fair value. Therefore, in accordance with ASC 815, the Company is accounting for all the embedded derivatives identified in the note as a single compound embedded derivative.

The fair value of the embedded derivative liability is measured in accordance with ASC 820, using “monte carlo simulation” modeling.

The compound embedded derivative was recorded as a derivative liability on the Consolidated Balance Sheet at its fair value of approximately $570,000 at June 30, 2015.

At inception, the carrying value of the above seven notes is as follows:

Face amount of note	$642,000
Derivative and warrant liability	-
$642,000

At June 30, 2015, the carrying value of the above seven notes is as follows:

Face amount of note	$682,352
Derivative and warrant liability	569,550
$1,251,902

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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
$550,000

The note accrues interest at 10%, and is repayable in eight monthly installments beginning March 26, 2015, until the Maturity Date of October 26, 2015 (“Installment Dates”). At each of the Installment Dates, the Company is required to pay to the Lender the applicable “Installment Amount” due on such date. Installment Amount means $68,750 ($550,000 ÷ 8), plus the sum of any accrued and unpaid interest that has been added to the lowest-numbered then-current Conversion Eligible Tranche as of the applicable Installment Date and accrued and unpaid late charges that have been added to the lowest-numbered then current Conversion Eligible Tranche, if any, under the note as of the applicable Installment Date, and any other amounts accruing or owing to Lender under the note as of such Installment Date, provided, however, that if the remaining amount owing under all then-existing Conversion Eligible Tranches or otherwise with respect to the note as of the applicable Installment Date is less than the Installment Amount set forth above, then the Installment Amount for such Installment Date (and only such Installment Amount) will be reduced by the amount necessary to cause such Installment Amount to equal such outstanding amount.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The Company evaluated the note under the requirements of ASC 480 Distinguishing Liabilities From Equity, and concluded that the note does not fall within the scope of ASC 480. The Company evaluated the Installment Conversion feature under the requirements of ASC 815 Derivatives and Hedging. Due to the existence of the antidilution provision which reduces the Lender Conversion Price in the event of subsequent Dilutive Issuances by the Company (see Lender Conversion below), the Installment Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply.

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

During the six months ended June 30, 2015, the Company converted the required Installment Amounts into shares of the Company’s common stock. Using the formula outlined above, the Company made installment payments of approximately $209,900, by issuing approximately 9,950,000 shares of the Company’s common stock to the Lender.

Lender Conversion

The Lender has the right at any time after the Effective Date until the outstanding balance of the note has been paid in full, including without limitation (i) until any Optional Prepayment Date or at any time thereafter with respect to any amount that is not prepaid, and (ii) during or after any Fundamental Default Measuring Period, at its election, to convert (each instance of conversion is referred to as a “Lender Conversion”) all or any part of the outstanding balance into shares (“Lender Conversion Shares”) of the Company’s common stock, of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the “Lender Conversion Price” of $0.80, subject to potential future adjustments described below.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The Company evaluated the note under the requirements of ASC 815, Derivatives and Hedging. Due to the existence of the anti-dilution provision which reduces the Lender Conversion Price in the event of subsequent dilutive issuances by the Company described above, the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply.

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

JUNE 30, 2015 AND 2014

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

Investor Warrants

The Investor Warrants allow the Investor to purchase the number of shares of common stock (“Warrant Shares”) equal to the purchase price allocated to each Investor Warrant divided by the market price of the Company’s common stock immediately preceding the date each Investor Warrant first becomes exercisable, as such the number may be adjusted from time to time pursuant to the antidilution provisions of the Investor Warrant.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The Investor Warrants are exercisable by the Investor in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the warrants under ASC 480 Distinguishing Liabilities From Equity and ASC 815 Derivatives and Hedging. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Investor Warrants are not indexed to the Company’s common stock, and the Company determined that the Warrants meet the definition of a derivative under ASC 815.

Accordingly, the warrants were recorded as derivative liabilities in the Consolidated Balance Sheets at their fair value of approximately $183,000 at the date of issuance. The fair value of the warrants is measured in accordance with ASC 820 Fair Value Measurement, using “monte carlo simulation” modeling.

The fair value of the warrants as of June 30, 2015 and December 31, 2014 was $0. At each subsequent reporting date, when the fair value of the warrants is remeasured, the changes in the fair value will be reported in the Consolidated Statements of Operations.

The Company has not elected to initially and subsequently measure the note as a hybrid instrument in its entirety at fair value. Therefore, in accordance with ASC 815, the Company is accounting for all the embedded derivatives identified in the note as a single compound embedded derivative. The compound embedded derivative was recorded as a derivative liability on the Consolidated Balance Sheet at its fair value of approximately $279,000 at the date of issuance of the note. The fair value of the embedded derivative liability is measured in accordance with ASC 820, using “monte carlo simulation” modeling.

The fair value of the compound embedded derivative liability as of June 30, 2015 and December 31, 2014 was $0 and $893,347, respectively. At each subsequent reporting date, when the fair value of the embedded derivative liability is remeasured, the changes in the fair value will be recorded in the Consolidated Statements of Operations.

Both the warrant derivative and embedded derivative liabilities are classified as current liabilities in the Consolidated Balance Sheets, and changes in their fair value are reported as a separate line item in the Consolidated Statements of Operations. The change in fair value of the warrant and embedded derivative liabilities for the six months ended June 30, 2015 and 2014 was $893,347 and $0, respectively, which was recorded as a separate line item, change in fair value of derivative liabilities, on the Consolidated Statements of Operations.

At inception, the total proceeds of $500,000 received by the Company for the note and Investor warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation were then applied to the note.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Accordingly, the initial carrying amount of the note is approximately $39,000, derived as follows:

Face amount of note	$550,000
Original issuance discount	(50,000)
Allocation to Investor Warrants	(182,000)
Allocated to embedded derivatives	(279,000)
$39,000

At June 30, 2015, the carrying value of the note is as follows:

Face amount of note	$67,000
Derivative and warrant liability	-
$67,000

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$342,000
Derivative and warrant liability	893,347
$1,235,347

The net carrying amount of the note as of June 30, 2015 and December 31, 2014 was $67,000 and $1,235,347, respectively.

Interest expense on the note recognized in the Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014 was approximately $10,000 and $0, respectively.

Investor Notes

The Company issued two Investor Notes on September 26, 2014. The principal of each Investor Note is $125,000. Interest accrues on the unpaid principal balance under the Investor Notes at a rate of eight percent (8%) per annum until the full amount of the principal and fees has been paid. The entire unpaid principal balance and all accrued and unpaid interest under each Investor Note is due and payable thirteen (13) months from the date the Investor Note was entered into, which is October 26, 2015. However, the Investor may elect, in its sole discretion, to extend the maturity dates for up to thirty (30) days by delivering written notice of such election to the Company at any time prior to the maturity date. The Investor may, with Company’s consent, prepay, without penalty, all or any portion of the outstanding balance of each Investor Note along with any accrued but unpaid interest at any time prior to the maturity date.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The Investor Notes contain certain default provisions such as the Investor’s failure to make any payment when due and payable, its failure to observe or perform any other covenant, obligation, condition or agreement contained in the Investor Note; or upon involuntary bankruptcy by the Investor, and such petition is not dismissed within sixty (60) days, or a receiver, trustee, liquidator, assignee, custodian, sequestrator or other similar official is appointed to take possession of any of the assets or properties of Investor.

The Investor Notes are recorded as a current asset at cost, together with accrued interest thereon, in the Consolidated Balance Sheets. Interest income on the Investor Notes reported in the Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014 was approximately $4,600 and $0, respectively.

During the six months ended June 30, 2015, the investor indicated that they did not plan on putting any additional funds into the Company. The Company wrote off the remaining balance of the investor note from Typenex of $265,179 and recorded the write-off in the line item, change in fair value of derivative liabilities, on the Consolidated Statements of Operations.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The Company evaluated the note under the requirements of ASC 815 Derivatives and Hedging. Due to the existence of the antidilution provision which reduces the Lender Conversion Price in the event of subsequent Dilutive Issuances by the Company described above, the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply.

The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the default and remedy provisions of the note (see Default Provisions below) cause the Lender Conversion feature to meet the net settlement criterion in ASC 815. Based on the Lender Conversion feature meeting all the embedded derivative criteria in ASC 815, the Lender Conversion feature should be separated from the note and accounted for as a derivative liability.

The Company evaluated the Company’s option to settle the Lender Conversion in cash in the event the Lender elects to convert subsequent to the occurrence of an Event of Default under the requirements of ASC 815, and concluded that it meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The exercise price of the Investor Warrants is $.80 per share of the Company’s common stock, as may be adjusted from time to time pursuant to the antidilution provisions of the warrants.

The Investor Warrants are exercisable by the Investor in whole or in part, as either a cash exercise or as a “cashless” exercise.

The Company evaluated the warrants under ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging. Due to the existence of the antidilution provision, which reduces the Exercise Price and Conversion Price in the event of subsequent Dilutive Issuances, the Investor Warrants are not indexed to the Company’s common stock, and the Company determined that the warrants meet the definition of a derivative under ASC 815. Accordingly, the warrants were recorded as derivative liabilities in the Consolidated Balance Sheets at their fair value of approximately $183,000 at the date of issuance. The fair value of the warrants is measured in accordance with ASC 820 Fair Value Measurement, using “monte carlo simulation” modeling.

The fair value of the warrants as of June 30, 2015 and December 31, 2014 was $0. At each subsequent reporting date, if the fair value of the warrants is remeasured, the changes in the fair value will be reported in the Consolidated Statements of Operations. See Note 21 regarding exercise of warrants for the Company’s common stock.

The Company has not elected to initially and subsequently measure the note as a hybrid instrument in its entirety at fair value. Therefore, in accordance with ASC 815, the Company is accounting for all the embedded derivatives identified in the note as a single compound embedded derivative.

The total proceeds of $100,000 received by the Company for the note and Investor Warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation was then applied to the note.

Accordingly, the carrying amount of the note at inception is approximately $100,000, derived as follows:

Face amount of note	$100,000
Allocated to embedded derivatives	-
$100,000

Repayment of Note

In April 2015, the Company received notice from the Holder of their intent to convert a portion of their outstanding convertible debt, approximately $117,000, to shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender received approximately 4,656,000 shares of the Company’s common stock. In addition in April 2015, this convertible debt holder notified the Company of their intention to exercise their warrant exercisable into 199,396 at a price determined by a formula which resulted in the Company issuing 3,647,023 shares of the Company’s common stock to the convertible debt holder.

The fair value of the compound embedded derivative liability as of June 30, 2015 and December 31, 2014 was $0. At each subsequent reporting date, if fair value of the embedded derivative liability is remeasured, the changes in the fair value will be recorded in the Consolidated Statements of Operations.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Both the warrant derivative and embedded derivative liabilities are classified as current liabilities in the Consolidated Balance Sheets, and changes in their fair value are reported in general and administrative expense in the Consolidated Statements of Operations.

The change in fair value of the warrant and embedded derivative liabilities for the six months ended June 30, 2015 and 2014 was $227,506 and $0, respectively, which was recorded as a separate line item, change in fair value of derivative liability, on the Consolidated Statements of Operations.

The net carrying amount of the note as of June 30, 2015 and December 31, 2014 was $0 and $327,506.

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$132,000
Derivative and warrant liability	195,506
$327,506

Interest expense on the note recognized in the Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014 was approximately $18,800 and $0, respectively.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The Company will pay aggregate commissions to an investment advisor under the terms of an agreement disclosed in note 18 in connection with the placement described herein in the amount of $253,000 payable as funds are received by the Company under the terms of the agreement.

Principal Payments

Principal payments (“Amortization Amount”) on the notes are due starting approximately six months from the date of the note, on April 15, 2015, in various amounts as contained in the notes and can be paid in cash, with a 30% premium over payments made in shares of the Company’s common stock, or in issuances of the Company common stock. The final payment is due on October 17, 2016.

Amortization Payment Conversions

Each Amortization Payment shall be made at the option of the Company and be made in cash or in the common stock of the Company pursuant to the Amortization Conversion Rate.

The Amortization Conversion Rate means the lower of the Conversion Price, $0.4634, or 65% of the lowest VWAP (“Volume Weight Average Price”) for the 20 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable Amortization Payment Date.

The Company evaluated the note under the requirements of ASC 480 Distinguishing Liabilities from Equity and concluded that the note does not fall within the scope of ASC 480. The Company evaluated the Installment Conversion feature under the requirements of ASC 815 Derivatives and Hedging. Due to the existence of the antidilution provision which reduces the Lender Conversion Price in the event of subsequent Dilutive Issuances by the Company (see Lender Conversion below), the Installment Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company evaluated the embedded derivative criteria in ASC 815, and concluded that because the Common Stock that would be delivered by the Company if an Installment Conversion is elected (including True-Up Shares) would be readily convertible to cash by the Investor, the Installment Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

Lender Conversion

The Redwood Group of Investors has the right at any time after the Issue Date until the outstanding balance of the note has been paid in full, at its election, to convert (each instance of conversion is referred to as a “Lender Conversion”) all or any part of the outstanding balance into shares (“Conversion Shares”) of the Company’s common stock of the portion of the outstanding balance being converted (the “Conversion Amount”) divided by the “Lender Conversion Price” of $0.4634, subject to potential future adjustments described below.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The Company evaluated the note under the requirements of ASC 815 Derivatives and Hedging. Due to the existence of the antidilution provision which reduces the Lender Conversion Price in the event of subsequent Dilutive Issuances by the Company described above, the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also evaluated the embedded derivative criteria in ASC 815, and concluded that the default and remedy provisions of the note (see Default Provisions below) cause the Lender Conversion feature to meet the net settlement criterion in ASC 815. Based on the Lender Conversion feature meeting all the embedded derivative criteria in ASC 815, the Lender Conversion feature meets the definition of an embedded derivative that should be separated from the note and accounted for as a derivative liability.

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

During the six months ended June 30, 2015, the Company received notices from the Redwood Group of Investors of their intent to convert a portion of their outstanding convertible debt, approximately $1,087,000 to shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender received approximately 56,372,000 shares of the Company’s common stock.

Company Prepayment Option

At any time upon ten (10) days written notice to the Redwood Group of Investors, the Company may prepay any portion of the principal amount of this Debenture, including any accrued or unpaid interest. If the Company exercises its right to prepay the Debenture, the Company shall make payments to the Redwood Group of Investors of an amount in cash equal to the sum of the then outstanding principal amount of this Debenture and accrued interest multiplied by 130%. The Redwood Group of Investors may continue to convert the Debenture from the date the notice of the prepayment is given until the date of the prepayment.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The embedded derivative liability is classified as current liabilities in the Consolidated Balance Sheets, and changes in their fair value are reported as a separate line item in the Consolidated Statements of Operations. The change in fair value of the embedded derivative liability for the six months ended June 30, 2015 and 2014 was $533,908 and $0, respectively, which was recorded as a separate line item, change in fair value of derivative liabilities, on the Consolidated Statements of Operations.

At June 30, 2015, the carrying value of the note is as follows:

Face amount of note	$1,415,000
Derivative and warrant liability	398,130
$1,813,130

At December 31, 2014, the carrying value of the note is as follows:

Face amount of note	$2,184,000
Derivative and warrant liability	850,439
$3,034,439

The fair value of the compound embedded derivative liability as of June 30, 2015 and December 31, 2014 was $0 and $850,439, respectively. At each subsequent reporting date, when the fair value of the embedded derivative liability is remeasured and changes in the fair value will be recorded in the Consolidated Statements of Operations.

The embedded derivative liability is classified as current liability in the Consolidated Balance Sheets, and changes in their fair value are reported in the Consolidated Statements of Operations.

Purchaser Notes

The Company issued three Purchaser Notes on October 17, 2014. The total principal of the Purchaser Notes is $2,631,503. The note will not bear interest for the benefit of the Company. The entire unpaid principal balance under each Purchaser Note is due and payable thirteen (11) months from the date the Purchaser Note was entered into, which is September 17, 2015. However, the Redwood Group of Investors may elect, in their sole discretion, to extend the maturity dates for up to thirty (30) days by delivering written notice of such election to Company at any time prior to the maturity date. The Redwood Group of Investors may, with Company’s consent, prepay without penalty all or any portion of the outstanding balance of each Purchaser Note at any time prior to the maturity date.

The Purchaser Notes contain certain default provisions such as the Redwood Group of Investors failure to make any payment when due and payable, its failure to observe or perform any other covenant, obligation, condition or agreement contained in the Purchaser Note, or upon involuntary bankruptcy by the Investor and such petition is not dismissed within sixty (60) days, or a receiver, trustee, liquidator, assignee, custodian, sequestrator or other similar official is appointed to take possession of any of the assets or properties of Investor.

The Purchaser shall be entitled to deduct and offset any amount owing by the Company under the Debenture from any amount owed by the Redwood Group of Investors under the Purchaser notes.

The Purchaser Notes are recorded as current investments, under Investor Notes Receivable at cost in the Consolidated Balance Sheets. As stated above, there is no interest income on the Purchaser Notes for the six months ended June 30, 2015 and 2014.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Interest expense on the note recognized in the Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014 was approximately $101,000 and $0, respectively.

Fair Value Measurement

As discussed above, the convertible notes contain conversion features, warrants and default provisions that result in embedded derivatives. The Company has recorded the fair value of each derivative as described above and is included in the derivative liabilities included in the current liabilities in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

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

The derivative liability is recognized in the balance sheet at fair value. Changes in the fair value of the derivative liability are reported in the Consolidated Statements of Operations. The Company does not have any liabilities that reduce risk associated with hedging exposure and has not designated the derivative liability as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of June 30, 2015 and December 31, 2014. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the Consolidated Balance Sheets consisted of the following:

	Level	June 30, 2015	December 31, 2014

Included in current liabilities: Derivative Liability	3	$967,680	$1,939,292

	Valuation	Unobservable
	Technique	Input

Included in current liabilities:
Derivative Liability
	Monte Carlo Pricing Model	Prevailing interest rates Company’s stock volatility Expected term

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

There have been no transfers between Level 1, Level 2, or Level 3 categories.

NOTE 12 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of June 30, 2015 and December 31, 2014, the note had an outstanding balance of $1,295,000 and $1,325,000, respectively.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan.

During the six months ended June 30, 2015 and 2014, the Company made $30,000 and $0, respectively, in payments to the City of North Vernon for principal.

Principal and interest payments are expected to be paid in each fiscal year as follows:

	Principal	Interest	Total
2015	$78,838	$177,259	$255,097
2016	1,217,162	114,276	1,331,438
	$1,295,000	$291,535	$1,586,535

Interest expense incurred and accrued on the note payable was approximately $35,000 and $38,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Short Term Debt - Related Parties

During the six months ended June 30, 2015, the Company’s President advanced $0 to the Company to fund operations and the Company did not make any repayments. During the six months ended June 30, 2014, the Company’s President advanced $50,000 to the Company to fund operations and the Company repaid $16,500.

As of June 30, 2015 and December 31, 2014, the outstanding balance of short-term debt – related parties was $221,000.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 14 - COMMON STOCK

Common and Preferred Stock

As described in Note 4, the Company entered into a Share Exchange Agreement with WindStream Technologies, Inc., a California corporation, pursuant to which the Company agreed to exchange the outstanding common and preferred stock of WindStream held by the WindStream shareholders for shares of common stock of the Company on a 1:25.808 basis.

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

The Company’s Articles of Incorporation and Bylaws permit the Company to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting the series and the designation of the series the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. The Company’s Articles of Incorporation and Wyoming law allow the Company to issue an unlimited number of shares of equity stock, both common and preferred. During the six months ended June 30, 2015 and 2014, after the date of the share Agreement, May 13, 2013, the Company has issued no preferred shares and has not sought the approval of the Board of Directors to issue any preferred shares.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

See Note 11 and 21 for a description of the conversion by certain lenders of their outstanding convertible debt into shares of the Company’s common stock in 2015.

As discussed in Note 18, the Company has an agreement with Carter Terry to provide various investment banking services. Under the terms of the agreement, Carter Terry was to receive warrants in connection with various fundings. On April 10, 2015, the Company and Carter Terry agreed to issue 300,000 shares of the Company’s stock to Carter Terry to eliminate the issuance of warrants to Carter Terry.

The Company had entered into an agreement with an individual for consulting services in connection with fund raising with potential investors. On April 22, 2015, the Company and the individual entered into an agreement whereby the Company would issue 125,000 shares of the Company’s common stock to the individual for payment of these services rendered.

On April 24, 2015, a convertible debt holder exercised their warrant exercisable into 199,396 at a price determined by a formula which resulted in the Company issuing 3,647,023 shares of the Company’s common stock to the convertible debt holder.

On June 17, 2015, the Company issued an aggregate of 11,344,886 shares of common stock to certain investors who participated in the Company’s private placements of securities on August 29, 2014, September 22, 2014 and October 3, 2014 in connection with a settlement agreement and general release with these investors.

NOTE 15 – STOCK OPTIONS

Stock based compensation

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	10,110,640	$0.08	2.75	-
Granted	16,100,000	0.15	10.00	-
Exercised	(448,993)	(0.05)	(3.00)

Outstanding at December 31, 2014	25,761,647	0.09	6.20	-
Granted	-	-	-	-
Exercised	-	-	-	-

Outstanding at June 30, 2015	25,761,647	$0.09	6.20	-

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The Company recognized stock compensation expense as follows:

Six months ended June 30, 2015	Six months ended June 30, 2014
$191,607	$82,228

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at June 30, 2015, was approximately $270,000.

The total number of options vested as of June 30, 2015 was 25,761,647 and the total options expected to vest, as of June 30, 2015, was 25,761,647.

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

Under the terms of this plan, shares vest as follows: 25% of the shares subject to the option shall vest twelve (12) months after the Vesting Commencement Date, and 1/48 of the shares subject to the option shall vest on each monthly anniversary of the Vesting Commencement Date, thereafter.

Stock option activity under the Incentive Stock Option Plan is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)

Outstanding at December 31, 2013	-	$-	-
Granted	700,000	0.15	3.00
Outstanding at December 31, 2014	700,000	$0.15	3.00
Granted	-	-	-
Outstanding at June 30, 2015	700,000	$0.15	3.00

 None of the above options were exercised or forfeited in 2015.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

In April 2015, a convertible debt holder notified the Company of their intention to exercise their warrant exercisable into 199,396 at a price determined by a formula which resulted in the Company issuing 3,647,023 shares of the Company’s common stock to the convertible debt holder.

In connection with the various agreements with an investment advisor (See Note 18) and in settlement of various disputes between the Company and the investment advisor, between May 1, and May 12, 2015, the Company issued warrants to purchase 522,983 shares of the Company’s common stock at a price of $0.40 per share with a term of five years from the date of the original investments by investors which came to the Company through this investment advisor in August through October 2014. The warrants were made effective as of those dates of investments. None of the warrants have been exercised at June 30, 2015.

The following represents a summary of the warrants outstanding at June 30, 2015 and December 31, 2014 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	9,106,000	$0.42
Granted	722,472	0.65
Warrants exchanged for common stock	(135,932)	(0.05)
Outstanding, December 31, 2014	9,692,540	$0.44
Granted	522,983	0.04
Warrants exchanged for common stock	(199,396)	0.40
Outstanding, June 30, 2015	10,016,127	$0.45

NOTE 17 - EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator denominator of the basic and diluted earnings (loss) per share (EPS) computations.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

As the Company has net losses, the Company had no potential dilutive securities for the six months ended June 30, 2015 and 2014 as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive earnings (loss) per share.

The following table sets for the computation of basic and diluted net income (loss) per share:

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Net loss attributable to common stockholders	$(2,282,560)	$(2,059,419)

Basic weighted average outstanding shares of common stock	103,926,994	84,417,935

Dilutive effect of common stock equivalents	—	—

Dilutive weighted average common stock equivalents	103,926,994	84,417,935

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.02)	$(0.02)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Except as disclosed below, the Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial conditions or operating results.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

On May 28, 2015, a former employee filed a complaint in U.S. District Court against the Company to recover unpaid wages, unreimbursed expenses, liquidated damages, attorney’s fees and costs under the provisions of the Fair Labor Standards Act of 1938. The Company filed an answer to the complaint on July 27, 2015. The wages and unreimbursed business expenses have always been accrued in the Company’s financial statements since those obligations arose in accordance with generally accepted accounting principles. The two parties do not appear to disagree on the unpaid wages and unreimbursed expenses due the former employee. Counsels for the parties continue to be in discussion to attempt to work out a settlement in order to avoid the costs of pursuing and defending this matter in court. The Company believes that this case is too early in its development for the Company to recognize any additional liabilities except those the Company has already recognized.

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

Effective October 1, 2014, the Company entered into a new lease agreement for this facility with a term of twenty-four months with an option for another twelve months. Rent in the first twenty-four months is $7,800 per month plus various expenses incidental to use of the property. If the Company exercises its option for another twelve months, the rent during that period will be $8,500 per month plus various expenses incidental to use of the property.

In 2014, WET leased office, approximately 9,500 square feet, and manufacturing space, approximately 50,000 square feet, in India in connection with expanding its operations. The office space lease is a month to month lease with annual rent of approximately $24,000 and was occupied in December 2014. The manufacturing facility lease is a six year lease with annual rent of approximately $120,000. The manufacturing space lease commenced on April 1, 2015 when WET occupied the space.

Rent expense was for the six months ended June 30, 2015 and 2014 was $72,272 and $37,467, respectively.

Sales

During the second quarter of 2014, the Company received two signed purchase orders from one customer, Jamaica’s national utility company, Jamaica Public Service Co., for the delivery of the Company’s clean energy products as well as related energy storage, back-up emergency power equipment and custom energy monitoring, data collection and system analysis over the next eighteen to twenty four months. The purchase orders contain the Company’s customary terms regarding payment terms, return of products and are consistent with the Company’s terms with other customers.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Investment Advisory Services

WestPark Capital Inc.

During 2014, the Company entered into multiple agreements with the same investment banking firm, as follows:

●	Side letter agreement, dated May 1, 2014, which among other terms, for the first $2 million raised required fees of 1.25% of fully diluted equity of the Company and for each $1.5 million raised thereafter, 500,000 shares of the Company’s common stock. No funds were raised under this side letter agreement;

●	Institutional Financing Engagement agreement, dated July 30, 2014, which among other terms, had a term of six months, required the completion of an institutional financing offering, and if successful, the Company was to pay a fee in cash of 10% of the qualifying investments at closing as well as issue warrants to the investment banking firm with a five year term equal to 10% amount raised in the institutional offering. No funds have been raised under the terms of this agreement and this agreement has expired and was not renewed; and

●	Investment Banking Engagement agreement, dated September 11, 2014, which among other terms, had a term of one year, with an option to terminate the agreement after six months, the investment banking firm will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement other than a monthly fee of $10,000 per month. The value of the services, and the amount due to the investment banker under this agreement, have not been agreed to by the two parties.

In connection with the various agreements with WestPark and in settlement of various disputes between the Company and WestPark, between May 1, and May 12, 2015, the Company issued warrants to purchase 522,983 shares of the Company’s common stock at a price of $0.40 per share with a term of five years from the date of the original investments by investors which came to the Company through WestPark in August through October 2014. The warrants were made effective as of those dates of investments. None of the warrants have been exercised at June 30, 2015.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Carter Terry

On August 18, 2014, the Company entered into a private placement offering agreement with an investment banking firm for advisory services in the areas of corporate development, corporate finance and/or capital placement transactions. The agreement was on an exclusive basis for sixty days from the date of the agreement and then reverted to a non-exclusive basis, expiring one year from the date the agreement was signed, with an option to extend the agreement after six months, or either party can terminate in writing to the other party. The agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement.

In the event of a successful transaction, the investment banking firm will earn fees, 8% of the amount of any equity or hybrid equity raised up to $5 million, and 6% over $5 million, payable when the Company receives proceeds from the transaction.

In addition, the Company agreed to grant the investment banking firm warrants to purchase that number of shares of the Company’s common stock equal to 6% of the value of successful common stock equity raised at 100% of the price at closing of a transaction for a period of two years and/or grant investment banking firm warrants to purchase that number of shares of the Company’s common stock equal to 6% of the value of a successful preferred stock, debt, hybrid debt of any kind (convertibles, warrants, etc.) or debt and equity combination common stock equity raised at 100% of the price at closing of a transaction for a period of two years. These shares shall be delivered in a cashless exercise and issuable from the investment closing date up to no more than five years from the date and upon exercise shall be fully paid and non-assessable. The Company’s common stock obtainable upon exercise of such warrants shall carry unlimited “piggyback” registration rights of the Company.

The investment firm was successful in completing a debt transaction with the Company and will be paid a combination of cash and receive warrants as the proceeds from the debt transaction are received by the Company. In connection with their successful completion of a number of investment transactions, the investment banker was paid $32,000 during the first quarter of 2015 and $14,000 during the full year 2014. Under the terms of the agreement, Carter Terry was to receive warrants in connection with various fundings. As discussed in Note 14, on April 10, 2015, the Company and Carter Terry agreed to issue 300,000 shares of the Company’s stock to Carter Terry to eliminate the issuance of warrants to Carter Terry.

Employment Contracts

During 2014, the Company entered into employment contracts with three key executives with initial terms of between two and five years and automatic renewals for successive one year terms. The contracts cover such items as compensation, salary deferrals, termination for cause and change in control features. In addition, these contracts included the granting of 13,500,000 in options for three individuals to acquire the Company’s common stock which vested immediately upon the signing of the employment contracts. See Note 15 for related options.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

On January 1, 2015, the Company entered into an employment contract with a key executive with an initial term of three years and automatic renewals for successive one year terms. The contract covers such items as compensation, salary deferrals, termination for cause and change in control features. In addition, this contract included the granting of 250,000 in options for the individual to acquire the Company’s common stock, which vested immediately upon the signing of the employment contract.

NOTE 19 – INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, the Company must establish a valuation allowance.

During the six months ended June 30, 2015 and 2014, the Company incurred net losses, and therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $17,300,000 and $14,791,000, respectively as of June 30, 2015 and December 31, 2014 and will expire in years 2020 through 2034.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Deferred tax assets consisted of the following as of:

	June 30, 2015	June 30, 2014

Net operating loss carry forwards	$1,540,000	$1,976,000
Valuation allowance	(1,540,000)	(1,976,000)
	$-	$-

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

The reconciliation of the results of applying the Company’s effective statutory federal tax rate of 35% for the six months ended June 30, 2015 and 2014 to the Company’s provision for income taxes follows:

	For the Six months ended June 30, 2015	For the Six Months ended June 30, 2014
Federal income tax rate	32%	32%
State income tax	6%	8%
Charge for deferred tax asset	(38)%	(40)%
	-%	-%

The Company’s income tax filings are subject to audit by various taxing authorities. For state tax purposes, the Company’s 2012 through 2014 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. On February 27, 2015, the Company received a notice from the Internal Revenue Service (“IRS”) that the IRS intended to audit the Company’s federal income tax returns for tax years 2011, 2012 and 2013. The Company believes that the tax returns for the periods under examination were prepared appropriately and were filed correctly with the IRS. Any adjustments resulting from these audits will not result in additional cash payments by the Company, but merely decrease the Company’s net operating loss carry forwards. The Company’s federal 2014 tax year remains open for examination by the IRS.

NOTE 20 – SEGMENT INFORMATION

The Company’s operations are classified into the sales of products within the United States and outside the United States. The Company determined its operating segments in accordance with FASB Topic 280, Segment Reporting.

Results of the operating segments are as follows:

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

For the Six Months ended June 30, 2015:

	Domestic	International	Total

Sales	$1,125	$1,087,517	$1,088,642
Cost of goods sold	672	783,911	784,583
Gross profit	$453	$303,606	$304,059

For the Six Months ended June 30, 2014:

	Domestic	International	Total

Sales	$-	$452,260	$452,260
Cost of goods sold	-	549,590	549,590
Gross profit	$-	$(97,330)	$(97,330)

The Company presents its financial statements in two segments, as shown above. Except for the accounts receivable, which relate to the international business, all assets and liabilities are domiciled in the United States and are therefore associated with the domestic business. While the gross margin information is allocated between the domestic and international business based on sales, the majority of the expenses are paid in the United States, the domestic segment.

NOTE 21 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company received notices from a Lender of their intent to convert a portion of their outstanding convertible debt, approximately $236,580, to shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this Lender received approximately 38,800,000 shares of the Company’s common stock.

Between July 9, 2015 and July 29, 2015, the note holder of the $200,000 outstanding note at June 30, 2015, entered into assignment and assumption agreements with an unrelated third party (“assignee”) for $200,000 of the outstanding balance of the $200,000 note and accrued interest.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Between July 9 and July 27, 2015, the assignee converted all of the outstanding principal balance and accrued interest into 29,165,277 shares of the Company’s common stock at prices ranging from $0.008 to $0.015 per share.

Subsequent to June 30, 2015, for one of the convertible notes due to a noteholder, the Company converted the required Installment Amounts into shares of the Company’s common stock. Using the formula outlined under the terms of the related convertible note, the Company made installment payments of approximately $69,303, by issuing approximately 10,627,611 shares of the Company’s common stock to the Lender.

Black Forest Capital LLC, Financing

On July 16, 2015, the Company issued and sold to Black Forest Capital LLC (“Black Forest”) a convertible note (the “Black Forest Note”) in the principal amount of $150,000 for $140,000.

The Black Forest Note is due on the first anniversary of funding and bears interest at a rate of 8%. The Black Forest Note is convertible, in whole or in part, into shares of Common Stock at the option of Black Forest at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the Black Forest Note.

The Company has the right within 180 days of the date of the note to redeem the outstanding Black Forest Note at a redemption price equal to 130% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of Black Forest.

The Company reimbursed Black Forest for all costs and expenses incurred by it in connection with the transactions in an amount equal to $12,000 and paid $12,000 to Carter Terry & Company in connection with due diligence fees.

As discussed in Note 14, on June 17, 2015, the Company issued an aggregate of 11,344,886 shares of common stock to certain investors who participated in the Company’s private placements of securities on August 29, 2014, September 22, 2014 and October 3, 2014 in connection with a settlement agreement and general release with these investors. On July 22, 2015, the Company issued an aggregate of 885,709 shares of common stock to a certain investors who participated in the Company’s private placements of securities on August 29, 2014, September 22, 2014 and October 3, 2014 in connection with a settlement agreement and general release with these investors.

GW Holdings Group LLC

On August 11, 2015, the Company issued and sold to GW Holdings Group, LLC. (“GW”) a convertible note (the “GW Note”) in the principal amount of $61,000 for $50,000.

The GW Note is due on the first anniversary of funding and bears interest at a rate of 8%. The GW Note is convertible, in whole or in part, into shares of Common Stock at the option of GW at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the GW Note.

The Company has the right within 180 days of the date of the note to redeem the outstanding GW Note at a redemption price starting at 135% to 150% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of GW.

The Company reimbursed GW for all costs and expenses incurred by it in connection with tire transactions in an amount equal to $3,000 and paid $3,000 in connection with legal fees and an amount equal to $4,000 and paid $4,000 to Carter Terry & Company in connection with due diligence fees.

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

We have already begun to capitalize on these enormous market opportunities by creating products designed to meet the demands of any customer, whether on- or off-grid. We currently are shipping or have shipped products to 35 countries around the world. These products can be scaled up to expand the generation needs of the individual consumer, business or industry.

Our Products

Although we started with the wind-only TurboMill® product, which forms the basic building block of all of our energy solutions, we have evolved the product into a hybrid SolarMill® solution, which combines wind with solar power. We also have two additional products in various stages of development, the MobileMill™ and the TowerMill®.

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

Proprietary generators are coreless, permanent magnet machines which offer increased energy generation capabilities while operating at lower speeds, eliminating gearboxes that are more prone to failure. Each unit has a solid-state independent control circuit that extracts power from the wind, which power is then sent to an industry standard grid-tie inverter for transfer to a building’s electrical system or a battery bank for off-grid applications.

When grid-connected, the electrical energy created is directly fed into the building’s electrical service panel, offsetting portions of the building’s overall draw. In off-grid or direct-to-storage applications, the products utilize the on-board charge controller to regulate a 48V direct current battery system and then output via a DC/AC or DC/DC converter, based on the type of loads that need to be served. Onboard each SolarMill® is our proprietary Maximum Power Point Tracking (MPPT) electronics and solar charge controller which is designed to maximize the power handling and generation capabilities of both the wind turbines and solar panels. This system maintains all power generation at maximum efficiency without the need for additional hardware or software.

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

Originally designed and developed for the Indiana Department of Homeland Security (IDHS), the MobileMill™ is a renewable energy platform that features rapid deployment and operation, extreme energy efficiency and redundant power generation. From a customized vehicle, solar panels and wind turbines deploy in under 60 seconds powering computers and communication equipment while storing energy on-site for an uninterrupted 24-hour power supply.

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

Our representatives have presented the MobileMill™ to decision makers in the Philippines, India, Malaysia and Japan, all of whom have shown excitement about the technology. The MobileMill™ was featured at the Ninety Ninth Annual League of Municipalities in Atlantic City, New Jersey, and drew wide interest from city representatives and the emergency responders’ community. The MobileMill™ will be a separate manufacturing line within WindStream’s growing suite of products. We expect MobileMill™ production to commence in 2016 as demand and sales of product requires.

TowerMill®

We are developing what we believe is a unique technology, a derivative of our SolarMill® products, which harnesses the available renewable resources to power communication towers. By taking the efficient and affordable design of the SolarMill® technology and installing the turbine and solar components of the product along the side of a communications tower, the electronic components can then be powered from clean renewable energy with a fail-safe generator used only at times when natural resources alone cannot provide the needed energy. This new product line, the TowerMill®, is now being piloted in the Bahamas as a means of providing clean and consistent energy to a telecom tower insuring 100% uptime for the telecommunications company. We believe that these early-phase trials will prove the efficiency of the product and the ultimate cost savings to the owner and/or operator of the tower and its supporting electronics.

PowerMillTM

The PowerMillTM is the latest product iteration from the Company based on the core SolarMill® technology. Each section of the PowerMillTM is comprised of 12 Mills and 54 solar panels. The PowerMillTM was designed to solve the issue of deploying utility scale wind power devices where conventional Horizontal Axis Wind Turbines (HAWT) do not meet the geographical or resource needs of the area. Built to harness lower wind speeds than are required by large HAWT, the PowerMillTM utilizes WindStream’s proprietary Vertical Axis Wind Turbine (VAWT) technology with a system of solar panels making up a true hybrid renewable energy solution. Packaged into a convenient turnkey solution, the PowerMillTM is uniquely designed to be installed where traditional utility scale devices cannot provide a compelling return on investment for the owner/operator.

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

These two drivers present a large percentage of the world’s population and as such, we are finding great success in penetrating these markets with our highly efficient, low cost devices. We have entered into various distribution partnerships with key companies and individuals in these markets in order to more quickly establish a presence and generate revenue from these territories and the Company will continue to use these types of arrangements to expand.

Recent Developments

●	We shipped just under one megawatt of SolarMill products in March 2015.

●	Our first TowerMill® installation in the Bahamas was completed in April 2015.

●	In May 2015, the India Ministry of New and Renewable Energy (MNRE) has invited Windstream’s Indian subsidiary to help define the standards that will be adopted by MNRE for all manufacturers of hybrid energy solutions.

●	As of June 2015 the SolarMill ® product is new available to US consumers through our website with marketing and promotion relying heavily on social media.

●	With a lease signed in December 2014 for a 50,000 sq. ft. manufacturing facility in Hyderabad, India to manufacture our products in India, the India factory formally opened at a launch event held June 10, 2015.

●	Our SolarMill® product was featured on NBC’s “Today Show” in their “Smart Yards” segment July 2015.

●

We signed a distribution agreement with Surland in Argentina for the purchase and distribution of an initial two megawatts of SolarMills products in Argentina. The products begin shipping in August 2015.

●	First container of SolarMill ® under contract to a distributor in New Zealand, will Ship in August 2015.

Results of Operations for the three months ended June 30, 2015 and 2014, in Aggregate

	June 30, 2015	June 30, 2014
Sales	$119,717	$214,363
Cost of Sales	259,800	274,183
Gross Loss	(140,083)	(59,820)
Research and Development Expenses	8,915	13,878
Write down of Inventory	-	111,000
Stock compensation	54,793	39,898
General and Administrative Expenses	1,196,592	791,791
Operating Expenses	1,260,300	956,567
Other Income (Expense)	126,874	(250,866)
Net Loss	(1,273,509)	(1,267,253)
Non Controlling Interest	(16,728)	-
Net Loss attributable to Windstream Technologies, Inc.	$(1,256,781)	$(1,267,253)

For the three months ended June 30, 2015 and 2014, we reported net losses of $1,256,781 and $1,267,253, respectively. The decrease in net loss in the three months ended June 30, 2015, was primarily attributable to the decrease in cost of sales of $14,383 and an increase in general and administrative expenses of approximately $404,800, consisting primarily of an increase in compensation related expenses of approximately $325,000 for production and engineering labor, an increase in general and administrative expenses in the India location of $147,000, which did not occur in 2014, an increase in postage and delivery of approximately $22,000 related to an increased shipments overseas, an increase in professional fees of approximately $11,000, a decrease in marketing expenses of $70,000, and a reduction in travel and entertainment expense of $37,000. There was no write down of inventory in 2015 compared to the write-off of $111,000 in 2014. There was a $14,485 increase in stock compensation. These increases in expenses were partially offset by the gain on the change in the fair value of derivative liabilities of approximately $334,000. There were no such gains or losses on the fair value of derivatives in 2014.

Sales - Net sales for the three months ended June 30, 2015 were $119,717, compared to $214,363 for the three months ended June 30, 2014. The decrease in sales is due to the delay in our international customers taking delivery of products versus their forecast of planned sales in 2015.

Cost of Sales - During the three months ended June 30, 2015, cost of sales was $259,800 compared to $274,183 for the three months ended June 30, 2014. The decrease in cost of sales relates primarily to the decrease in sales in the three months ended June 30, 2015 compared to 2014.

Gross Loss - We incurred a gross loss of $140,083 for the three months ended June 30, 2015 compared to a gross loss of $59,820 for the three months ended June 30, 2014. The increase in gross loss was primarily due to the decrease in sales and the fixed nature of a variety of production costs.

During the three months ended June 30, 2015 and 2014, the gross loss percentage was approximately 117% and 27%, respectively. The decline in the gross profit percentage is primarily due to the decrease in sales and the fixed nature of a variety of production costs.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 were $1,260,300, as compared to $956,567 for the three months ended June 30, 2014.

Research and Development - Research and development expenses for the three months ended June 30, 2015 were $8,915, compared to $13,878 for the three months ended June 30, 2014. The decrease is primarily attributable to reduced development activities as we concentrated on increasing sales of our existing products.

We anticipate that as our operations increase, our research and development expenses may increase because we believe that maintaining state-of-the-art products is key to our continued success, although we expect that such expenses will constitute a lower percentage of our operating budget as much of our initial development efforts have been completed.

Stock Compensation - Stock compensation expense for the three months ended June 30, 2015 was $54,793, compared to $39,898 for the three months ended June 30, 2014. The increase is due primarily to the options issued in late 2014 that vested during the quarter ended June 30, 2015, whereas there was no such activity during the quarter ended June 30, 2014.

General and Administrative Expenses – General and administrative expenses for the three months ended June 30, 2015 were $1,196,592, compared to $791,791 for the three months ended June 30, 2014, representing a period to period increase of $404,801 consisting primarily of an increase in compensation related expenses of approximately $325,000, an increase in general and administrative expenses in the India location of $147,000, which did not occur in 2014, an increase in postage and delivery of approximately $22,000 related to an increased shipments overseas, an increase in professional fees of approximately $11,000, a decrease in marketing expenses of $70,000, and a reduction in travel and entertainment expense of $37,000.

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

Other Expense - Other income (expense) for the three months ended June 30, 2015 was income of $126,874, compared to expense of $250,866 for the three months ended June 30, 2014. The change of $377,740 is due primarily to a gain on the change in the fair value of derivatives liabilities of approximately $334,000 during the three months ended June 30, 2015, which did not occur in the three months ended June 30, 2014. Interest expense decreased in the three months ended June 30, 2015 versus the three months ended June 30, 2014 due the decrease in amortization of debt discounts, which were included in interest expense, as the debt discounts were fully written off in the period, offset by a higher level of debt and increased interest costs.

Results of Operations for the six months ended June 30, 2015 and 2014, in Aggregate

	June 30, 2015	June 30, 2014
Sales	$1,088,642	$452,260
Cost of Sales	784,583	549,590
Gross Profit (Loss)	304,059	(97,330)
Research and Development Expenses	23,459	36,451
Inventory write down	-	111,000
Stock compensation	191,607	82,228
General and Administrative Expenses	2,399,620	1,348,786
Operating Expenses	2,614,686	1,578,465
Other Income (Expense)	49,848	(383,624)
Net Loss	(2,260,779)	(2,059,419)
Non Controlling Interest	(21,781)	-
Net Loss attributable to Windstream Technologies, Inc.	$(2,282,560)	$(2,059,419)

For the six months ended June 30, 2015 and 2014, we reported net losses of $2,282,560 and $2,059,419, respectively. The increase in net loss in the six months ended June 30, 2015, was primarily attributable the increased sales and related cost of sales resulting in an increase in gross profit of $401,389 offset by an increase in general and administrative expenses of $1,050,000, consisting primarily of an increase in compensation related expense related to production and engineering salaries and wages of approximately $719,000, an increase in general and administrative expenses in the India location of $216,000, which did not occur in 2014, an increase in postage and delivery of approximately $42,000 related to an increased shipments overseas, an increase in professional fees of approximately $200,000 related to audit fees, a decrease in marketing expenses of $70,000 and a reduction in travel and entertainment expense of $53,000. There was no write down of inventory in 2015 compared to the write off of $111,000 in 2014. There was a $109,379 increase in stock compensation. These increases in expenses were partially offset by the gain on the change in the fair value of derivative liabilities of approximately $561,000. There were no such gains or losses on the fair value of derivatives in 2014.

Sales - Net sales for the six months ended June 30, 2015 were $1,088,642, compared to $452,260 for the six months ended June 30, 2014. The increase in sales is due to our success in obtaining international customers in 2015.

Cost of Sales - During the six months ended June 30, 2015, cost of sales was $784,583 compared to $549,590 for the six months ended June 30, 2014. The increase in cost of sales relates primarily to an increase in sales in the six months ended June 30, 2015 compared to 2014 as well as the improvements in manufacturing efficiencies which started in the first quarter of 2015.

Gross Profit (Loss) - Gross profit was $304,059 for the six months ended June 30, 2015 compared to a gross loss of $97,330 for the six months ended June 30, 2014. The increase in gross profit was due to the increase in sales as well as well as the improvements in manufacturing efficiencies which started in the first quarter of 2015.

During the six months ended June 30, 2015 and 2014, the gross profit (loss) percentage was approximately 27% and (22%), respectively. The improvement in the gross percentage is due primarily to the increase in sales as well as well as the improvements in manufacturing efficiencies which started in the first quarter of 2015.

Operating Expenses

Total operating expenses for the six months ended June 30, 2015 were $2,614,686, as compared to $1,578,465 for the six months ended June 30, 2014.

Research and Development - Research and development expenses for the six months ended June 30, 2015 were $23,459, compared to $36,451 for the six months ended June 30, 2014. The decrease is primarily attributable to reduced development activities as we concentrated on increasing sales of our existing products.

We anticipate that as our operations increase, our research and development expenses may increase because we believe that maintaining state-of-the-art products is key to our continued success, although we expect that such expenses will constitute a lower percentage of our operating budget as much of our initial development efforts have been completed.

Stock Compensation - Stock compensation expense for the six months ended June 30, 2015 was $191,607, compared to $82,228 for the six months ended June 30, 2014. The increase is due primarily to the options issued in late 2014 that vested during the six months ended June 30, 2015, whereas there was no such activity during the six months ended June 30, 2014.

General and Administrative Expenses – General and administrative expenses for the six months ended June 30, 2015 were $2,399,620, compared to $1,348,786 for the six months ended June 30, 2014, representing an increase of $1,050,834 increase driven primarily by an compensation related expenses related to production and engineering of approximately $719,000, an increase in general and administrative expenses in the India location of $216,000, which did not occur in 2014, an increase in postage and delivery of approximately $42,000 related to an increased shipments overseas, an increase in professional fees of approximately $200,000 related to audit fees, a decrease in marketing expenses of $70,000 and a reduction in travel and entertainment expense of $53,000.

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

Other income (expense) - Other income for the six months ended June 30, 2015 was $49,848, compared to other expense of $383,624 for the six months ended June 30, 2014. The change of $433,472 is due primarily to a gain on the change in the fair value of derivatives liabilities of approximately $561,000 during the six months ended June 30, 2015, which did not occur in the six months ended June 30, 2014. Interest expense increased in the six months ended June 30, 2015 versus the six months ended June 30, 2014 driven by increases in short term borrowings.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015 compared to December 31, 2014:

	June 30, 2015	December 31, 2014	Increase/(Decrease)
Current Assets	$5,407,366	$5,049,596	$357,770
Current Liabilities	$10,081,423	$9,993,240	$88,183
Working Capital Deficiency	$(4,674,057)	$(4,943,644)	$269,587

As of June 30, 2015 and December 31, 2014, we had working capital deficiencies of $4,674,057 and $4,943,644, respectively. The increase in in the working capital deficiency was due primarily to increased use of short term financing to fund operations.

Our working capital revolving line of credit with a bank was extended in June 2015 for four months at substantially the same terms, but with an increase in the current credit limit. The outstanding borrowings under the line of credit as of June 30, 2015 and December 31, 2014 were $1,998,124 and $1,991,605, respectively, which has been included in the short-term debt – third parties in the accompanying Consolidated Balance Sheets.

Going Concern

In their report dated April 10, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to net losses of approximately $11,330,000 and $4,845,000 for the years ended December 31, 2014 and 2013, respectively, and working capital deficits of approximately $4,944,000 and $1,396,000 at December 31, 2014 and 2013, respectively. We continued to have a net loss from operations during the six months ended June 30, 2015. In addition, we have an accumulated deficit of approximately $24,000,000 as of June 30, 2015 and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not been sufficient to generate cash flow to fund operations and we have financed our activities using equity and debt financings and borrowings from a line of credit. Our ability to achieve and maintain profitability and a positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. While we continually look for additional financing sources, in the current economic environment the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

The following table provides selected financial data about us as of June 30, 2015 and December 31, 2014. For detailed financial information, see the accompanying financial statements.

	June 30, 2015	December 31, 2014
Cash	$147,667	$594,508
Total assets	5,771,927	5,365,295
Total liabilities	$11,268,585	$11,210,403
Stockholder deficit	$(5,496,658)	$(5,845,108)

Sources of Liquidity

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $2,511,141 and $1,419,554, respectively. The increase in cash used in operating activities was primarily related to the increases in sales of products and increases in the required working capital.

Net cash used in all investing activities for the six months ended June 30, 2015 was $114,386 as compared to $0 for the six months ended June 30, 2014. We purchased $114,386 of machinery and equipment during the six months ended June 30, 2015 and $0 during the six months ended June 30, 2014.

Net cash obtained through all financing activities for the six months ended June 30, 2015, was $2,178,686, as compared to $1,741,790 for the six months ended June 30, 2014. We received payments on stock subscription receivable, borrowings on short term debt, proceeds from long term debt, proceeds from issuance of convertible debt and payments on notes receivable during the six months June 30, 2015 and proceeds from sale of common stock, borrowings on line of credit, proceeds from short term debt, proceeds from short term debt - related parties, proceeds from issuance of convertible debt, and proceeds from issuance of common stock. The estimated working capital requirement for the next 12 months is $2,400,000 with an estimated burn rate of approximately $200,000 per month. As reflected in the accompanying financial statements, we had cash of $147,667 at June 30, 2015, compared to $594,508 at December 31, 2014.

Recent Financings

LG Capital Financing

On March 5, 2015, the Company entered into a securities purchase agreement with LG Capital Funding, LLC, an accredited investor (“LG”) whereby the Company issued and sold to LG an 8% convertible note (the “LG Note”) in the principal amount of $105,000 for $105,000.

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

The Company reimbursed LG for all costs and expenses incurred by it in connection with the transactions in an amount equal to $5,000 and paid $8,000 to Carter Terry & Company for due diligence fees.

JSJ Investments Financing – Note 1

On March 6, 2015, the Company issued and sold to JSJ Investments Inc. (“JSJ”) a convertible note (the “JSJ Note”) in the principal amount of $100,000, for $100,000.

The JSJ Note is due on demand and bears interest at the rate of 12% per annum. The JSJ Note is convertible, in whole or in part, into shares of Common Stock at the option of JSJ, at a conversion price equal to the lesser of (i) 55% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of issuance of the JSJ Note or (ii) 55% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the JSJ Note.

The Company has the right to redeem the outstanding JSJ Note at a redemption price equal to 150% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of JSJ.

The Company reimbursed JSJ for all costs and expenses incurred by it in connection with the transactions in an amount equal to $2,000 and paid $10,000 to Carter Terry & Company in connection with due diligence fees.

JMJ Financial Financing

On March 9, 2015, the Company issued and sold to JMJ Financial (“JMJ”) a convertible note (the “JMJ Note”) in the principal amount of $100,000 for $90,000. JMJ has the right to invest an additional $400,000 on the same terms and conditions from time to time at its sole discretion.

Each portion funded of the JMJ Note is due on the second anniversary of funding and bears no interest for the first three months and then a one-time interest charge of 12% will be due. The JMJ Note is convertible, in whole or in part, into shares of Common Stock at the option of JMJ at a conversion price equal to the lesser of (i) $0.084 or (ii) 60% of the lowest trading price of the Common Stock for the 25 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the JMJ Note.

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

EMA Financial Financing

On March 10, 2015, the Company entered into a securities purchase agreement with EMA Financial, LLC, an accredited investor (“EMA”) whereby the Company issued and sold to EMA an 8% convertible note (the “EMA Note”) in the principal amount of $100,000 for $90,000.

The EMA Note is due on the first anniversary of issuance and bears interest at the rate of 10% per annum. The EMA Note is convertible, in whole or in part, into shares of Common Stock at the option of EMA at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the EMA Note.

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

The Company reimbursed EMA for all costs and expenses incurred by it in connection with the transactions in an amount equal to $3,500.

Adar Bays Financing

On March 20, 2015, the Company entered into a securities purchase agreement with Adar Bays, LLC, an accredited investor (“Adar”) whereby the Company issued and sold to Adar an 8% convertible note (the “Adar Note”) in the principal amount of $50,000 for $50,000.

The Adar Note is due on the first anniversary of issuance and bears interest at the rate of 8% per annum. The Adar Note is convertible, in whole or in part, into shares of Common Stock at the option of Adar at a conversion price equal to 65% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding and including the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the Adar Note.

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

The Company reimbursed Adar for all costs and expenses incurred by it in connection with the transaction in an amount equal to $2,500 and paid $4,000 to Carter Terry & Company in connection with due diligence fees.

Union Capital, LLC Note

In April 2015, the Company entered into a securities purchase agreement with Union Capital, LLC, an accredited investor (“Union Capital”) whereby the Company issued and sold to Union Capital an 8% convertible note (the “Union Capital Note”) in the principal amount of $75,000 for $75,000.

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

The Company reimbursed Union Capital for all costs and expenses incurred by it in connection with the transactions in an amount equal to $3,500 and paid $6,000 to Carter Terry & Company in connection with due diligence fees.

JSJ Investments Financing – Note 2

On April 20, 2015, the Company issued and sold to JSJ a convertible note (the “JSJ Note II”) in the principal amount of $112,000, for $112,000.

The JSJ Note II is due on demand and bears interest at the rate of 12% per annum. The JSJ Note II is convertible, in whole or in part, into shares of Common Stock at the option of JSJ, at a conversion price equal to the lesser of (i) 45% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of issuance of the JSJ Note II or (ii) 45% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the JSJ Note II.

The Company has the right to redeem the outstanding JSJ Note II at a redemption price equal to 135% to 145% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of JSJ.

The Company reimbursed JSJ for all costs and expenses incurred by it in connection with the transactions in an amount equal to $2,000 and paid $8,000 to Carter Terry & Company in connection with due diligence fees.

Black Forest Capital LLC, Financing

On July 16, 2015, the Company issued and sold to Black Forest Capital LLC (“Black Forest”) a convertible note (the “Black Forest Note”) in the principal amount of $150,000 for $140,000.

The Black Forest Note is due on the first anniversary of funding and bears interest at a rate of 8%. The Black Forest Note is convertible, in whole or in part, into shares of Common Stock at the option of Black Forest at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 20 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the Black Forest Note.

The Company has the right within 180 days of the date of the note to redeem the outstanding Black Forest Note at a redemption price equal to 130% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of Black Forest.

The Company reimbursed Black Forest for all costs and expenses incurred by it in connection with the transactions in an amount equal to $12,000 and paid $12,000 to Carter Terry & Company in connection with due diligence fees.

GW Holdings Group LLC

On August 11, 2015, the Company issued and sold to GW Holdings Group, LLC. (“GW”) a convertible note (the “GW Note”) in the principal amount of $61,000 for $50,000.

The GW Note is due on the first anniversary of funding and bears interest at a rate of 8%. The GW Note is convertible, in whole or in part, into shares of Common Stock at the option of GW at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding the date of conversion subject to adjustment and further discount upon certain events, as set forth in the GW Note.

The Company has the right within 180 days of the date of the note to redeem the outstanding GW Note at a redemption price starting at 135% to 150% of the amount of principal and interest being redeemed, provided that any repayment, including at maturity, can only be made with the consent of GW.

The Company reimbursed GW for all costs and expenses incurred by it in connection with tire transactions in an amount equal to $3,000 and paid $3,000 in connection with legal fees and an amount equal to $4,000 and paid $4,000 to Carter Terry & Company in connection with due diligence fees.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Revenue Recognition

Sales revenue consists of amounts earned from customers through the sale of its primary products, the TurboMill and the SolarMill, power generation devices which use alternative energy sources, primarily wind, to generate electricity. We also provide accessory products in support of these devices in the form of mounting equipment, data collection/monitoring equipment, batteries, inverters and various wiring solutions and accessories.

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

Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the six months ended June 30, 2015 and 2014, respectively.

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 Equity, wherein such awards are expensed over the period in which the related services are rendered.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance made for doubtful accounts and sales returns reserves, inventory write-downs, the estimated useful lives of long-lived assets, the impairment of long-lived assets, fair value of derivative liabilities, valuation allowance on deferred income tax assets, accrued warranty expenses, the grant-date fair value of share-based compensation awards and related forfeiture rates, and fair value of financial instruments. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At June 30, 2015 and December 31, 2014, unamortized deferred financing costs incurred totaled $0. Amortization of deferred financing costs, which has been included in interest expense, for the six months ended June 30, 2015 and 2014 was approximately $0 and $23,000, respectively.

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

Contractual Commitments

A summary of contractual debt obligations is as follows:

		Payments due by period:
		Less than			More than
Contractual Obligations:	Total	one year	1-3 years	3-5 years	5 years

Short term convertible notes payable with imbedded derivatives	$2,755,599	$2,755,599	-	-	-
Short term debt - related party	$221,000	$221,000	-	-	-
Short term debt - third parties, includes:
Line of credit with a bank	$1,998,124	$1,998,124	-	-	-
Notes payable to various individuals	$525,000	$525,000	-	-	-
Total short term debt - third parties	$2,523,124	$2,523,124	-	-	-

Notes payable, including interest	$1,586,535	$255,097	$1,331,483	-	-

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 28, 2015, a former employee filed a complaint in U.S. District Court against the Company to recover unpaid wages, unreimbursed expenses, liquidated damages, attorney’s fees and costs under the provisions of the Fair Labor Standards Act of 1938. The Company filed an answer to the complaint on July 27, 2015. The wages and unreimbursed business expenses have always been accrued in the Company’s financial statements since those obligations arose in accordance with generally accepted accounting principles. The two parties do not appear to disagree on the unpaid wages and unreimbursed expenses due the former employee. Counsels for the parties continue to be in discussion to attempt to work out a settlement in order to avoid the costs of pursuing and defending this matter in court.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2015, we issued an aggregate of 13,768,736 shares of common stock to accredited investors upon conversion of an aggregate of $506,344 of principal of an outstanding senior secured convertible debenture and other convertible debentures.

In April 2015, we issued an aggregate of 425,000 shares of common stock to an investment banking firm and a public relations consultant.

In April 2015, we issued 3,647,023 shares of common stock upon cashless exercise of warrants to purchase 199,396 shares pursuant to the cashless exercise formula contained therein.

Between April and May 11, 2015, we issued an aggregate of 4,446,759 shares of common stock to an accredited investor upon conversion of an aggregate of $135,655 of principal of an outstanding senior secured convertible debenture.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Effective August 7, 2015, we issued 11,800,000 shares of common stock to the Lender upon conversion of $60,180 in principal of an outstanding senior secured convertible debenture at a conversion price of $0.0051 per share.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: August 14, 2015	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ William Thorpe
	Name:	William Thorpe
	Title:	Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)

