Form 10-Q
period 2015-09-30
Windstream Technologies, Inc.
filed 2015-11-16
CIK 1439133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

As of November 12, 2015, there were 2,272,905,112 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$177,338	$594,508
Accounts receivable, net	305,566	1,017,522
Inventories	1,901,052	1,184,957
Prepaid expenses	287,112	77,349
Investor notes receivable	1,535,000	2,175,260
TOTAL CURRENT ASSETS	4,206,068	5,049,596
Property and equipment, net	340,945	253,640
OTHER ASSETS
Deposits	62,762	62,059
TOTAL ASSETS	$4,609,775	$5,365,295

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,465,105	$1,154,283
Accrued liabilities	1,702,971	1,052,891
Short term debt - third parties	2,509,084	2,476,605
Current maturities of note payable	107,838	107,838
Convertible notes payable, net of unamortized debt discount of $0 and $166,668, respectively	2,180,364	3,041,332
Derivative liabilities	839,644	1,939,292
Short term debt - related parties	221,000	221,000
TOTAL CURRENT LIABILITIES	9,026,006	9,993,241

LONG TERM LIABILITY
Note payable, non-current	1,172,162	1,217,162
TOTAL LIABILITIES	10,198,168	11,210,403

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value; unlimited shares authorized; 392,921,528 and 88,617,154 shares issued and outstanding, respectively	173,562	87,283
Additional paid in capital	19,225,521	15,881,419
Accumulated deficit	(24,716,976)	(21,750,309)
Deficit attributable to Windstream Technologies, Inc.	(5,317,893)	(5,781,606)
Noncontrolling interest	(270,500)	(63,501)
TOTAL STOCKHOLDERS’ DEFICIT	(5,588,393)	(5,845,108)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,609,775	$5,365,295

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
SALES	$1,732,507	$373,538	$2,821,149	$825,798

COST OF GOODS SOLD	1,564,746	685,528	2,349,329	1,235,126

GROSS (LOSS) PROFIT	167,761	(311,990)	471,820	(409,328)

OPERATING EXPENSES:
Research and development	1,425	91,666	24,884	128,117
Write down of inventory	-	-		111,000
Stock compensation expense	36,528	39,898	246,399	122,126
General and administrative expenses	1,202,565	827,196	3,583,921	2,178,365

TOTAL OPERATING EXPENSES	1,240,518	958,760	3,855,204	2,539,608

LOSS FROM OPERATIONS	(1,072,757)	(1,270,750)	(3,383,384)	(2,948,936)

OTHER INCOME (EXPENSE)
Other expense	-	(2,904)	(800)	(2,105)
Interest expense, net	(164,790)	(213,705)	(675,895)	(595,748)
Gain on change in fair value of derivative liabilities	326,258	-	888,011	-

TOTAL OTHER INCOME (EXPENSE)	161,468	(216,609)	211,316	(597,853)

NET LOSS	(911,289)	(1,487,359)	(3,172,068)	(3,546,789)

Non Controlling Interest	(228,780)	-	(206,999)	-

NET LOSS ATTRIBUTABLE TO WINDSTREAM TECHNOLOGIES	$(682,509)	$(1,487,359)	$(2,965,069)	$(3,546,789)

Net Loss Per Share - Basic and Diluted	$(0.00)	(0.02)	$(0.02)	(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	202,234,762	86,741,574	139,103,989	85,200,993

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended	For the Nine months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	(3,172,068)	(3,546,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,202	93,325
Interest expense converted into Common Stock	-	7,422
Amortization of debt discount and deferred financing costs	166,669	384,032
Write-down of inventory	-	111,000
Provision for bad debt	10,000	-
Gain from change in fair value of derivative liabilities	(888,011)	-
Stock based compensation	246,399	122,126

Changes in assets and liabilities:
Accounts receivable	701,956	(82,384)
Inventories	(716,095)	(441,687)
Prepaid expenses	(209,763)	(211,584)
Deposits	(703)	(10,535)
Accounts payable	310,822	89,434
Accrued liabilities	713,089	178,118

Net cash used in operating activities	(2,734,503)	(3,307,522)

Cash Flows from Investing Activities
Purchase of property and equipment	(190,507)	(6,185)
Net cash used in investing activities	(190,507)	(6,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on stock subscription receivable	799,505	-
Borrowings on line of credit, net	7,479	1,349,756
Borrowings on short term debt	755,000	200,000
Principal payments on short term debt	(125,750)	-
Proceeds from short term debt - related parties	-	50,000
Payments on short term debt - related parties	-	(55,000)
Borrowings on long-term debt	100,000	-
Principal payments on long term debt	(45,000)	(60,000)
Proceeds from issuance of convertible debt, net of discounts	627,395	650,000
Net proceeds from issuance of Common Stock and Warrants	-	1,248,856
Payment on investor note receivables	389,211	-

Net cash provided by financing activities	2,507,840	3,383,612

Net increase (decrease) in Cash and Cash Equivalents	(417,170)	69,605

Cash and Cash Equivalents, Beginning of Year	594,508	203,534

Cash and Cash Equivalents, End of Year	$177,338	$273,439

Supplemental Cash Flows Information
Interest paid	$385,139	$51,468
Income taxes	$800	$0

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and paid in capital resulting from non-cash conversions of convertible notes including interest expense and accrued interest	-	207,500
Debt discount on warrants issued with convertible debt	-	400,000
Debt discount on warrants issued with convertible debt - Typenex	-	511,460
Contributed capital	-	50,000
Non-cash issuance of common stock	$2,570,719	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF ORGANIZATION

WindStream Technologies, Inc. (the “Company”), is engaged in the development and commercialization of wind driven electrical generation. The Company’s facilities are located in North Vernon, Indiana. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and expressed in U.S. dollars. The Company’s fiscal year end is December 31.

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

India

On October 26, 2013, the Company formed a 99.9% owned subsidiary company in India, Windstream Energy Technologies India Private Limited, (“WET”), located in Hyderabad to perform various commercial activities including reselling, manufacturing, repairing, importing and exporting various types of renewable energy sources including turbines, windmills, solar-wind hybrids and other devices. A Board of Directors was established consisting of the Chief Executive Officer of the Company and an Indian national. At the time of formation, the Parent Company received 10,000 shares of stock in the wholly-owned subsidiary, and WET did not have any significant assets or liabilities.

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

In November and December 2014, WET leased office space, approximately 9,500 square feet, and manufacturing space, approximately 50,000 square feet, in India in connection with expanding its operations. The office space lease is a month-to-month lease with annual rent of approximately $24,000. The office space was occupied in December 2014. The manufacturing facility lease is a six-year lease with annual rent of approximately $120,000. The manufacturing space lease commenced on April 1, 2015 when WET occupied the space.

As of September 30, 2015, approximately $1,259,000 of the $2 million purchase price of the WET stock had been funded by the third party investors.

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

SEPTEMBER 30, 2015 AND 2014

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

Consolidations

The consolidated financial statements include the accounts of the Company and companies in which the Company has a controlling interest including the accounts of Windstream Technologies, Inc., (fka, Windaus Global Energy, Inc.), Windstream Technologies, Inc. (a California corporation), Windstream Energy Technologies Pvt Ltd. and Windstream Technologies Latin America S. A. For consolidated subsidiaries where the Company’s ownership in the subsidiary is less than 100%, the equity interest not held by the Company is shown as non-controlling interest. Management also evaluates whether an investee company is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company did not have any variable interest entities requiring consolidation during the nine months ended September 30, 2015 and 2014. All material intercompany balances have been eliminated in consolidation.

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

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Comprehensive income was de minimus for the nine months ended September 30, 2015 and 2014.

Foreign Currency Transactions and Translation

The Company’s subsidiary in India conducts business primarily denominated in its local currency, which is its functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are de minimus for the nine months ended September 30, 2015 and 2014, and are included in the Company’s Consolidated Statements of Operations as a component of general and administrative expenses.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

As of September 30, 2015 and December 31, 2014, the deferred financing costs had an unamortized balance of $0. Amortization of deferred financing costs, which has been included in interest expense, was approximately $0 and $23,000 for the nine months ended September 30, 2015 and 2014, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company believes its allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 are adequate, but actual write-offs could exceed the recorded allowance. During the nine months ended September 30, 2015, the Company wrote off $12,402 in accounts receivable against the allowance and increased the allowance by $10,000 of bad debt expense. There were no such transactions in 2014.

Export Import Bank Credit Insurance

The Company sells its products outside the United States under the terms of a short term multi-buyer export credit insurance policy with the Export Import Bank (“Ex Im Bank”) of the United States, an agency of the United States Government. Under the terms of the policy, the Ex Im Bank agrees to pay the Company up to 95% of the outstanding invoice amounts, on qualified sales, due after ninety days or depending on the specific terms with each customer. The limit of the policy was $2,000,000 and $4,000,000 at September 30, 2015 and December 31, 2014, respectively, having been reduced on June 26, 2015.

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

SEPTEMBER 30, 2015 AND 2014

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

Long-Lived Assets

The Company’s long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of FASB ASC Topic, 360, Property, Plant and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2015 and December 31, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Deferred Revenues

The Company typically receives advance payments on certain individual sales. These advance payments are recorded as deferred revenues within accrued liabilities, on the accompanying Consolidated Balance Sheets and reclassified as revenue in the Consolidated Statements of Operations only after the product has been delivered and the revenue has been earned.

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

Sales Returns

The Company allows customers to return defective products when they meet certain established criteria as outlined in the Company’s sales terms and conditions. It is the Company’s practice to regularly review and revise, when deemed necessary, the estimates of sales return which are based primarily on historical rates. The Company records estimated sales returns as reductions in sales and accounts receivable. Returned products, which are recorded as inventory, are valued based upon the amount the Company expects to realize upon any subsequent disposition. As of September 30, 2015 and December 31, 2014, the reserve for sales returns and allowances was $16,000.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

Warranty Policy

For the Company’s products it sells, the Company warrants to the original purchaser only that the products will be free from defects in workmanship and material for five years after the shipment date with exclusions for improper installation, ordinary wear and tear, improper maintenance or accident or damage. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based on, in part, historical experience. At September 30, 2015 and December 31, 2014, the Company had accrued warranty expense liability of $253,000. For the nine months ended September 30, 2015 and 2014, the Company had warranty expense of $365 and $204,141, respectively.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The Company provides a valuation allowance on its deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

ASC 740 requires that the Company recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions, or changes in the Company’s assumptions in future periods, are recorded in the period they become known. The Company accrues any interest or penalties related to its uncertain tax positions as part of its income tax expense. No reserve for uncertain tax positions was booked by the Company for the nine months ended September 30, 2015 and 2014. No liability for unrecognized tax benefits was recorded as of September 30, 2015 and December 31, 2014.

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

Stock Based Payments

The Company accounts for stock based awards to employees in accordance with ASC 718 Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

For the nine months ended September 30, 2015 and 2014, research and development expenses were approximately $25,000 and $128,000, respectively.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options and warrants were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015, four customers represented approximately 78% of outstanding accounts receivable. As of December 31, 2014, two customers represented approximately 90% of outstanding accounts receivable balances. For the nine months ended September 30, 2015 and 2014, two customers represented approximately 77% and 85% of revenue, respectively.

For the nine months ended September 30, 2015 and 2014, four vendors represented approximately 47% and 59% of total cost of goods sold, respectively.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the Consolidated Balance Sheets, for which it is practicable to estimate the fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2015 and December 31, 2014, the fair value of cash, accounts receivable, inventory, accounts payable, accrued expenses, deferred revenues and short term debt approximate carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The Company uses quoted marked prices to determine the fair values when available. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Recently Issued Accounting Pronouncements, not yet adopted

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The Company had accumulated deficits of approximately $24,700,000 at September 30, 2015 and $21,800,000 at December 31, 2014, had net losses of approximately $2,965,000 and $3,547,000 for the nine months ended September 30, 2015 and 2014, respectively, as well as working capital deficits of approximately $4,820,000 at September 30, 2015 and approximately $4,943,000 at December 31, 2014. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2015 AND 2014

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	September 30, 2015	December 31, 2014
Accounts Receivable – EXIM insured	$82,147	$1,013,938
Accounts Receivable – not insured	249,419	31,986
	331,566	1,045,924
Allowances for doubtful accounts and sales returns and allowances	(26,000)	(28,402)
	$305,566	$1,017,522

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

Inventories consisted of the following as of:

	September 30, 2015	December 31, 2014
Raw Materials	$1,403,602	$729,981
Work in process	142,713	384,213
Finished goods	354,737	70,763
	$1,901,052	$1,184,957

During the year ended December 31, 2014, the Company evaluated its inventory and wrote down inventory by approximately $111,000, which has been included in the accompanying Consolidated Statements of Operations. There was no such write down for the nine months ended September 30, 2015 and 2014.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of:

	September 30, 2015	December 31, 2014
Prepaid expenses, primarily inventory	$287,112	$77,349

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2015	December 31, 2014

Manufacturing equipment	$155,145	$154,666
Factory equipment	114,561	15,800
Furniture and fixtures	7,888	7,888
Leasehold improvements	64,582	64,582
Tooling	565,160	473,893

Total	907,336	716,829

Less accumulated depreciation	(566,391)	(463,189)
Net property, plant and equipment	$340,945	$253,640

Depreciation expense for the periods ended amounted to:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Depreciation Expense	$103,000	$93,000

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 9 – ACCRUED LIABILITIES

Accrued expenses consisted of the following as of:

	September 30, 2015	December 31, 2014

Accrued interest	$717,693	$426,938
Accrued liabilities	282,837	25,618
Accrued payroll	432,747	332,909
Accrued warranty liability	253,000	253,000
Accrued property taxes	16,694	14,426

Total	$1,702,971	$1,052,891

NOTE 10 – SHORT TERM DEBT

Short term debt consisted of the following:

	September 30, 2015	December 31, 2014
Short term debt
Revolving line of credit	$1,999,084	$1,991,605
2012 and 2013 notes payable to individuals	260,000	285,000
April 2014 note payable to an individual	200,000	200,000
April 2015 note payable to an individual	50,000	-
	$2,509,084	$2,476,605

Interest expense for the short term debt for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Interest expense on short term debt
Revolving line of credit	$66,562	$51,468
2012 and 2013 notes payable to individuals	15,933	16,793
April 2014 note payable to an individual	11,967	-
April 2015 note payable to an individual	2,315	-
	$96,777	$68,261

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

Drawdowns on the line are used to meet the working capital needs of the Company to purchase materials and fund the labor and overhead to manufacture specific products for export to specific customers. The current line, which accrues interest at a fixed rate of 6.0%, was set to expire on June 26, 2015, but was extended until October 26, 2015, and has a total credit limit of $2,000,000. The loan expired on October 26, 2015 and the lender and the Company are in discussions to renew the loan. The lender has not communicated to the Company that the loan is in default or called the loan as of the date of this filing. As the line of credit’s maturity date has passed, the debt has been classified as current on the accompanying Consolidated Balance Sheet. The loan is guaranteed by the Company’s President.

For the nine months ended September 30, 2015 and 2014, there were total draws on the line of credit of $1,070,000 and $2,045,000, respectively, and repayments of approximately $1,062,000 and $695,000 respectively.

2012 and 2013 short term notes to individuals

During 2013 and 2012, the Company entered into other various notes with individuals totaling $300,000, at interest rates ranging from 5% to 18%, which are due on demand. During the nine months ended September 30, 2015 and 2014, the Company repaid $25,000 and $0, respectively, on these various notes.

April 2014 short term note payable to an individual

On April 15, 2014, the Company entered into a note payable for $200,000 with a term of one year and interest accruing at a rate of 8%, which is accruing and due in full at the end of the term of the note. The note was not repaid on April 15, 2015, instead the terms were amended, making this obligation due on demand.

April 2015 short term note payable to an individual

In April 2015, the Company entered into a $50,000 note payable with an individual at an interest of 10% and due on demand.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of:

	September 30, 2015	December 31, 2014
Short term convertible notes
2013 and 2014 convertible notes payable	$350,000	$550,000
Debt discount	-	(166,668)
2015 convertible notes payable	937,864	-
Typenex note payable	-	342,000
Vista note payable	-	132,000
Redwood note payable	892,500	2,184,000
	$2,180,364	$3,041,332
Derivative and warrant liability
Typenex	$-	$893,347
Vista	-	195,506
2015 convertible notes payable	569,550	-
Redwood	270,094	850,439
	$839,644	$1,939,292

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

	September 30, 2015	December 31, 2014
Investor Notes
Typenex	$-	$255,260
Redwood	1,535,000	1,920,000
Total Investor Notes Receivable	$1,535,000	$2,175,260

Interest expense for the short term debt for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Nine months ended September 30, 2015	Nine Months ended September 30, 2014
Interest expense on short term convertible notes
2013 and 2014 convertible notes payable	$36,074	$42,551
Debt discount	166,669	353,389
2015 convertible notes payable	41,672	-
Typenex note payable	10,774	1,666
Vista note payable	21,166	14,927
Redwood note payable	135,650	-
	$412,005	$412,533

2013 and 2014 short term convertible notes payable, net of discount

On June 1, 2014, the Company entered into a subscription agreement with one accredited investor for the issuance of a convertible promissory note in the aggregate principal amount of $400,000, which is convertible into shares of common stock of the Company at $0.40 per share, and a warrant entitling the holder to purchase up to an aggregate of 50,000 of shares of common stock of the Company at $0.40 per share. The warrant has a term of three years and vested immediately. The note bears interest at 12% for the first ninety days of the term and then bears interest at 18% for the next nine months. The note was due one year after issuance. In connection with this transaction, a major shareholder and a related party (the “Pledgor”) signed a pledge and security agreement, which grants a security interest in one million shares of the Company’s common stock owned by the Pledgor.

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

The balance outstanding on the above note was $0 and $200,000 at September 30, 2015 and December 31, 2014, respectively.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The unamortized debt discount balance at September 30, 2015 and December 31, 2014 was approximately $0 and $167,000, respectively and is being netted against the total convertible promissory notes principal amount of $350,000 and $550,000, respectively, for presentation in the accompanying Consolidated Balance Sheets.

For the nine months ended September 30, 2015 and 2014, the Company amortized approximately $167,000 and $353,000 (including approximately $64,000 of debt discount related to notes converted to common stock, see below), respectively, to interest expense.

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

Amortization of deferred financing costs, which has been included interest expense, for the nine months ended September 30, 2015 and 2014, was approximately $0 and $28,000, respectively.

2015 convertible notes payable

LG Capital Financing – Note 1

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

See Note 21 for conversions of outstanding debt subsequent to September 30, 2015.

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

Since the inception of Note #1, through September 30, 2015, JSJ converted approximately $59,515 of the outstanding balance of Note #1 into 27,125,836 shares of common stock at prices based on a formula which resulted in prices from $0.0013 to $0.0033.

See Note 21 for conversions of outstanding debt subsequent to September 30, 2015.

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

Since the inception of the JMJ Note through September 30, 2015, JMJ converted approximately $23,040 of the outstanding balance of the JMJ Note into approximately 20,000,000 shares of common stock at prices based on a formula which resulted in prices from $0.0006 to $0.0036.

See Note 21 for conversions of outstanding debt subsequent to September 30, 2015.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Since the inception of the EMA Note through September 30, 2015, EMA converted approximately $27,932 of the outstanding balance of the EMA Note into 17,529,855 shares of common stock at prices based on a formula which resulted in prices from $0.00108 to $0.0027.

See Note 21 for conversions of outstanding debt subsequent to September 30, 2015.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

See Note 21 for conversions of outstanding debt subsequent to September 30, 2015.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The Company reimbursed GW for all costs and expenses incurred by it in connection with the transactions in an amount equal to $3,000 and paid $3,000 in connection with legal fees and an amount equal to $4,000 and paid $4,000 to Carter Terry & Company in connection with due diligence fees.

LG Capital Financing – Note 2

On August 14, 2015, the Company entered into a securities purchase agreement with LG whereby the Company issued and sold to LG an 8% convertible note (the “LG Note #2”) in the principal amount of $105,000 for $90,000.

The LG Note #2 is due on the first anniversary of issuance and bears interest at the rate of 8% per annum. The LG Note #2 is convertible, in whole or in part, into shares of Common Stock at the option of LG, at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding, and including, the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the LG Note #2.

The Company has the right, at any time prior to the six month anniversary of the issuance date of the LG Note #2 to redeem the outstanding LG Note at a redemption price equal to an amount between 115% and 145% of the amount of principal plus interest being redeemed, depending on the date of prepayment.

The convertibility of the LG Note may be limited if, upon conversion, the holder thereof or any of its affiliates would beneficially own more than 9.9% of Common Stock.

The Company reimbursed LG for all costs and expenses incurred by it in connection with the transactions in an amount equal to $5,000 and paid $5,000 for legal fees and an amount equal to $10,000 paid $10,000 to Carter Terry & Company for due diligence fees.

Identification and Valuation of Derivatives in the Above Ten Notes

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

The compound embedded derivative was recorded as a derivative liability on the Consolidated Balance Sheet at its fair value of approximately $569,550 at September 30, 2015.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

At inception, the carrying value of the above ten notes was as follows:

Face amount of note	$958,000
Derivative and warrant liability	-
$958,000

At September 30, 2015, the carrying value of the above ten notes was as follows:

Face amount of note	$937,864
Derivative and warrant liability	569,550
$1,507,414

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

SEPTEMBER 30, 2015 AND 2014

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

During the nine months ended September 30, 2015, the Company converted the required Installment Amounts into shares of the Company’s common stock. Using the formula outlined above, the Company made installment payments of approximately $279,272, by issuing approximately 20,577,648 shares of the Company’s common stock to the Lender.

On August 31, 2015, the Lender provided the true up notice, as discussed about, for the June 26, 215 installment, installment #4 and the July 26, 2015 installment, installment #5. Consequently the Company issued 5,767,145 additional shares of the Company’s common stock based on the Lender’s calculation of the installment #4 true up and 2,646,216 shares of the Company’s common stock based on the Lender’s calculation of the installment #5 true up.

See Note 21 for conversions of outstanding debt subsequent to September 30, 2015.

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

SEPTEMBER 30, 2015 AND 2014

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

SEPTEMBER 30, 2015 AND 2014

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

On September 18, 2015, the Lender notified the Company of their intention to exercise their warrant exercisable into 71,342 shares of common stock at a price determined by a formula which resulted in the Company issuing 20,800,157 shares of the Company’s common stock to the Lender.

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

The fair value of the warrants as of September 30, 2015 and December 31, 2014 was $0. At each subsequent reporting date, when the fair value of the warrants is remeasured, the changes in the fair value will be reported in the Consolidated Statements of Operations.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The fair value of the compound embedded derivative liability as of September 30, 2015 and December 31, 2014 was $0 and $893,347, respectively. At each subsequent reporting date, when the fair value of the embedded derivative liability is remeasured, the changes in the fair value will be recorded in the Consolidated Statements of Operations.

Both the warrant derivative and embedded derivative liabilities are classified as current liabilities in the Consolidated Balance Sheets, and changes in their fair value are reported as a separate line item in the Consolidated Statements of Operations. The change in fair value of the warrant and embedded derivative liabilities for the nine months ended September 30, 2015 and 2014 was $893,347 and $0, respectively, which was recorded as a separate line item, change in fair value of derivative liabilities, on the Consolidated Statements of Operations.

At inception, the total proceeds of $500,000 received by the Company for the note and Investor warrants, was allocated first to the Investor Warrant and embedded derivative liabilities at their initial fair values determined at the issuance date. The residual proceeds after that allocation were then applied to the note.

Accordingly, the initial carrying amount of the note is approximately $39,000, derived as follows:

Face amount of note	$550,000
Original issuance discount	(50,000)
Allocation to Investor Warrants	(182,000)
Allocated to embedded derivatives	(279,000)
$39,000

At September 30, 2015, the carrying value of the note was as follows:

Face amount of note	$-
Derivative and warrant liability	-
$-

At December 31, 2014, the carrying value of the note was as follows:

Face amount of note	$342,000
Derivative and warrant liability	893,347
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

SEPTEMBER 30, 2015 AND 2014

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

The Investor Notes are recorded as a current asset at cost, together with accrued interest thereon, in the Consolidated Balance Sheets. Interest income on the Investor Notes reported in the Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014 was approximately $4,600 and $0, respectively.

During the nine months ended September 30, 2015, the investor indicated that they did not plan on putting any additional funds into the Company. The Company wrote off the remaining balance of the investor note from Typenex of $265,179 and recorded the write-off in the line item, change in fair value of derivative liabilities, on the Consolidated Statements of Operations.

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

SEPTEMBER 30, 2015 AND 2014

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

The fair value of the warrants as of September 30, 2015 and December 31, 2014 was $0. At each subsequent reporting date, if the fair value of the warrants is remeasured, the changes in the fair value will be reported in the Consolidated Statements of Operations. See Note 21 regarding exercise of warrants for the Company’s common stock.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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
$100,000

Repayment of Note

In April 2015, the Company received notice from the Holder of their intent to convert a portion of their outstanding convertible debt, approximately $117,000, into shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender received approximately 4,656,000 shares of the Company’s common stock. In addition, in April 2015, this convertible debt holder notified the Company of their intention to exercise their warrant exercisable into 199,396 at a price determined by a formula which resulted in the Company issuing 3,647,023 shares of the Company’s common stock to the convertible debt holder.

The fair value of the compound embedded derivative liability as of September 30, 2015 and December 31, 2014 was $0.

Both the warrant derivative and embedded derivative liabilities are classified as current liabilities in the Consolidated Balance Sheets, and changes in their fair value are reported in general and administrative expense in the Consolidated Statements of Operations.

The change in fair value of the warrant and embedded derivative liabilities for the nine months ended September 30, 2015 and 2014 was $0, respectively, which was recorded as a separate line item, change in fair value of derivative liability, on the Consolidated Statements of Operations.

At September 30, 2015, the carrying value of the note was as follows:

Face amount of note	$-
Derivative and warrant liability	-
$-

At December 31, 2014, the carrying value of the note was as follows:

Face amount of note	$132,000
Derivative and warrant liability	195,506
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

SEPTEMBER 30, 2015 AND 2014

The Company will pay aggregate commissions to an investment advisor under the terms of an agreement disclosed in note 18 in connection with the placement described herein in the amount of $253,000 payable as funds are received by the Company under the terms of the agreement.

Principal Payments

Principal payments (“Amortization Amount”) on the notes are due starting approximately nine months from the date of the note, on April 15, 2015, in various amounts as contained in the notes and can be paid in cash, with a 30% premium over payments made in shares of the Company’s common stock, or in issuances of the Company common stock. The final payment was due on October 17, 2015. The note payable maturity date has passed. The debt has been classified as current on the accompanying Consolidated Balance Sheet.

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

SEPTEMBER 30, 2015 AND 2014

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

During the nine months ended September 30, 2015, the Company received notices from the Redwood Group of Investors of their intent to convert a portion of their outstanding convertible debt, approximately $1,411,679, into shares of the Company’s common stock. Using the formula provided for in the related convertible debt agreement, this lender received approximately 140,351,127 shares of the Company’s common stock.

See Note 21 for conversions of outstanding debt subsequent to September 30, 2015.

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

The embedded derivative liability is classified as current liabilities in the Consolidated Balance Sheets, and changes in their fair value are reported as a separate line item in the Consolidated Statements of Operations. The change in fair value of the embedded derivative liability related to this note for the nine months ended September 30, 2015 and 2014 was $580,345 and $0, respectively, which was recorded as a separate line item, change in fair value of derivative liabilities, on the Consolidated Statements of Operations.

At September 30, 2015, the carrying value of the note was as follows:

Face amount of note	$892,500
Derivative and warrant liability	270,094
$1,162,594

At December 31, 2014, the carrying value of the note was as follows:

Face amount of note	$2,184,000
Derivative and warrant liability	850,439
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

SEPTEMBER 30, 2015 AND 2014

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

The Purchaser Notes are recorded as current investments, under Investor Notes Receivable at cost in the Consolidated Balance Sheets. As stated above, there is no interest income on the Purchaser Notes for the nine months ended September 30, 2015 and 2014.

Fair Value Measurement

As discussed above, the convertible notes contain conversion features, warrants and default provisions that result in embedded derivatives. The Company has recorded the fair value of each derivative as described above and is included in the derivative liabilities included in the current liabilities in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

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

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of September 30, 2015 and December 31, 2014. The fair values and corresponding classifications under the appropriate levels of the fair value hierarchy of the outstanding derivative liability recorded as recurring liabilities in the Consolidated Balance Sheets consisted of the following:

	Level	September 30, 2015	December 31, 2014

Included in current liabilities: Derivative Liability	3	$839,644	$1,939,292

	Valuation	Unobservable
	Technique	Input

Included in current liabilities:
Derivative Liability
	Monte Carlo Pricing Model	Prevailing interest rates Company’s stock volatility Expected term

There have been no transfers between Level 1, Level 2, or Level 3 categories.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 12 – NOTE PAYABLE

In July 2011, the Company entered into a $1,400,000 note agreement with the City of North Vernon, Indiana. Interest accrues at 5.5% and the note matures on August 1, 2016. As of September 30, 2015 and December 31, 2014, the note had an outstanding balance of $1,280,000 and $1,325,000, respectively.

The Company was unable to pay the interest and principal payments due on August 1, 2012 and was in default of such payment. The Company was able to negotiate payment terms with the City of North Vernon, Indiana, which allowed the Company to delay scheduled repayments of the loan.

During the nine months ended September 30, 2015 and 2014, the Company made $45,000 and $60,000, respectively, in payments to the City of North Vernon for principal.

Principal and interest payments are expected to be paid in each fiscal year as follows:

	Principal	Interest	Total
2015	$62,838	$177,259	$240,097
2016	1,217,162	114,276	1,331,438
	$1,280,000	$291,535	$1,571,535

Interest expense incurred and accrued on the note payable was approximately $53,000 and $68,000 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Short Term Debt - Related Parties

During the nine months ended September 30, 2015 and 2014, the Company’s President advanced $0 and $50,000, respectively, to the Company and the Company repaid $0 and $55,000, respectively.

As of September 30, 2015 and December 31, 2014, the outstanding balance of short term debt – related parties was $221,000.

The amounts accrue interest at 10% and are due on demand.

Interest expense incurred and accrued on Short Term Debt – Related Parties was approximately $16,000 and $7,800 for the nine months ended September 30, 2015 and 2014, respectively.

Chief Operating Officer and the City of North Vernon

The Company’s Chief Operating Officer is a relative of the mayor of North Vernon. The City of North Vernon loaned the Company $1,400,000 as described in Note 12. The terms of the loan were presented to and approved by the city council. The related party officer is an employee under the terms of an employment contract and his continued employment is based solely on performance. Management believes all compensation paid to the Chief Operating Officer is based on market value comparisons and is not impacted at all by the related party officer’s relationship with the mayor of the lender.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The Company’s Articles of Incorporation and Bylaws permit the Company to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting the series and the designation of the series the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. The Company’s Articles of Incorporation and Wyoming law allow the Company to issue an unlimited number of shares of equity stock, both common and preferred. During the nine months ended September 30, 2015 and 2014, after the date of the share Agreement, May 13, 2013, the Company has issued no preferred shares and has not sought the approval of the Board of Directors to issue any preferred shares.

See Notes 11 and 21 for a description of the conversion by certain lenders of their outstanding convertible debt into shares of the Company’s common stock in 2015.

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

As discussed in Note 11 on September 18, 2015, a convertible debt holder notified the Company of their intention to exercise their warrant for 31,719 exercise shares as defined in the warrant at a price determined by a formula defined in the warrant which resulted in the Company issuing 36,150,462 shares of the Company’s common stock to the Lender.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 15 – STOCK OPTIONS

Stock based compensation

Stock option activity is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	10,110,640	$0.08	2.75	-
Granted	16,100,000	0.15	10.00	-
Exercised	(448,993)	(0.05)	(3.00)

Outstanding at December 31, 2014	25,761,647	0.09	6.20	-
Granted	250,000	.15	3.0	-
Exercised	-	-	-	-

Outstanding at September 30, 2015	26,011,647	$0.09	6.19	-

The Company recognized stock compensation expense as follows:

Nine months ended September 30, 2015	Nine months ended September 30, 2014
$246,399	$122,126

The total remainder of stock compensation expense to be recognized through the vesting period of the above options, at September 30, 2015, was approximately $169,000.

The total number of options vested as of September 30, 2015 was 26,011,647 and the total options expected to vest, as of September 30, 2015, was 26,011,647.

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

Stock option activity under the Incentive Stock Option Plan is presented in the table below:

	Number of Shares	Weighted average Exercise Price	Weight average Contractual Term (years)

Outstanding at December 31, 2013	-	$-	-
Granted	700,000	0.15	3.00
Outstanding at December 31, 2014	700,000	$0.15	3.00
Forfeited	(106,250)	-	-
Outstanding at September 30, 2015	593,750	$0.15	2.14

During the nine months ended September 30, 2015 options for approximately 106,250 common shares were forfeited by participants who left the Company.

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

On September 18, 2015, a convertible debt holder notified the Company of their intention to exercise their warrant for 71,342 exercise shares as defined in the warrant at a price determined by a formula defined in the warrant which resulted in the Company issuing 20,800,157 shares of the Company’s common stock to the Lender.

In connection with the various agreements with an investment advisor (See Note 18) and in settlement of various disputes between the Company and the investment advisor, between May 1, and May 12, 2015, the Company issued warrants to purchase 522,983 shares of the Company’s common stock at a price of $0.40 per share with a term of five years from the date of the original investments by investors which came to the Company through this investment advisor in August through October 2014. The warrants were made effective as of those dates of investments. None of the warrants have been exercised at September 30, 2015.

The following represents a summary of the warrants outstanding at September 30, 2015 and December 31, 2014 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	9,106,000	$0.42
Granted	722,472	0.65
Warrants exchanged for common stock	(135,932)	(0.05)
Outstanding, December 31, 2014	9,692,540	$0.44
Granted	522,983	0.04
Warrants exchanged for common stock	(199,396)	(0.40)
Outstanding, June 30, 2015	10,016,127	$0.45
Warrants exchanged for common stock	(71,342)	(0.40)
Outstanding, September 30, 2015	9,944,785	$0.45

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

As the Company has net losses, the Company had no potential dilutive securities for the nine months ended September 30, 2015 and 2014 as they would be anti-dilutive. Therefore, there is no difference in the basic and dilutive loss per share.

The following table sets for the computation of basic and diluted net loss per share:

	For the	For the
	Nine months	Nine months
	Ended	Ended
	September 30, 2015	September 30, 2014
Net loss attributable to common stockholders	$(2,965,069)	$(3,546,789)

Basic weighted average outstanding shares of common stock	139,103,989	85,200,993

Dilutive effect of common stock equivalents	—	—

Dilutive weighted average common stock equivalents	139,103,989	85,200,993

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.02)	$(0.04)

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

On May 28, 2015, a former employee filed a complaint in U.S. District Court against the Company to recover unpaid wages, unreimbursed expenses, liquidated damages, attorney’s fees and costs under the provisions of the Fair Labor Standards Act of 1938. The Company filed an answer to the complaint on July 27, 2015. The wages and unreimbursed business expenses have always been accrued in the Company’s financial statements since those obligations arose in accordance with generally accepted accounting principles. The two parties do not appear to disagree on the unpaid wages and unreimbursed expenses due the former employee. Counsels for the parties continue to be in discussion to attempt to work out a settlement in order to avoid the costs of pursuing and defending this matter in court. The next step for this action is a settlement conference with the magistrate and the various parties tentatively scheduled for early December 2015. Depositions may start just before or just after that conference, if not resolution is reached. The Company believes that this case is too early in its development for the Company to recognize any additional liabilities except those the Company has already recognized.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Rent expense for the nine months ended September 30, 2015 and 2014 was $188,534 and $55,915, respectively.

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

Investment Advisory Services

WestPark Capital Inc.

During 2014, the Company entered into multiple agreements with the same investment banking firm, as follows:

●	Side letter agreement, dated May 1, 2014, which among other terms, for the first $2 million raised required fees of 1.25% of fully diluted equity of the Company and for each $1.5 million raised thereafter, 500,000 shares of the Company’s common stock. No funds were raised under this side letter agreement;

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

●	Institutional Financing Engagement agreement, dated July 30, 2014, which among other terms, had a term of nine months, required the completion of an institutional financing offering, and if successful, the Company was to pay a fee in cash of 10% of the qualifying investments at closing as well as issue warrants to the investment banking firm with a five year term equal to 10% amount raised in the institutional offering. No funds have been raised under the terms of this agreement and this agreement has expired and was not renewed; and

●	Investment Banking Engagement agreement, dated September 11, 2014, which among other terms, had a term of one year, with an option to terminate the agreement after nine months, the investment banking firm will provide advisory services in the area of corporate development, corporate finance and/or capital placement transactions. The Agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement other than a monthly fee of $10,000 per month. The value of the services, and the amount due to the investment banker under this agreement, have not been agreed to by the two parties.

In connection with the various agreements with WestPark and in settlement of various disputes between the Company and WestPark, between May 1, and May 12, 2015, the Company issued warrants to purchase 522,983 shares of the Company’s common stock at a price of $0.40 per share with a term of five years from the date of the original investments by investors which came to the Company through WestPark in August through October 2014. The warrants were made effective as of those dates of investments. None of the warrants have been exercised at September 30, 2015.

Carter Terry

On August 18, 2014, the Company entered into a private placement offering agreement with an investment banking firm for advisory services in the areas of corporate development, corporate finance and/or capital placement transactions. The agreement was on an exclusive basis for sixty days from the date of the agreement and then reverted to a non-exclusive basis, expiring one year from the date the agreement was signed, with an option to extend the agreement after nine months, or either party can terminate in writing to the other party. The agreement specifies that all fees be on a “success” basis. If no debt or equity transaction is completed, the Company has no obligation under the terms of this agreement.

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

The investment firm was successful in completing a debt transaction with the Company and will be paid a combination of cash and receive warrants as the proceeds from the debt transaction are received by the Company. In connection with their successful completion of a number of investment transactions, the investment banker was paid $136,000 during the nine months ended September 30, 2015 and $15,000 during the nine months ended September 30, 2014. Under the terms of the agreement, Carter Terry was to receive warrants in connection with various fundings. As discussed in Note 14, on April 10, 2015, the Company and Carter Terry agreed to issue 300,000 shares of the Company’s stock to Carter Terry to eliminate the issuance of warrants to Carter Terry.

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

During the nine months ended September 30, 2015 and 2014, the Company incurred net losses, and therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $16,400,000 and $14,791,000, respectively as of September 30, 2015 and December 31, 2014 and will expire in years 2020 through 2034.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Deferred tax assets consisted of the following as of:

	September 30, 2015	September 30, 2014

Net operating loss carry forwards	$6,210,000	$2,459,000
Valuation allowance	(6,210,000)	(2,459,000)
	$-	$-

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

The reconciliation of the results of applying the Company’s effective statutory federal tax rate of 35% for the nine months ended September 30, 2015 and 2014 to the Company’s provision for income taxes follows:

	For the Nine months ended September 30, 2015	For the Nine months ended September 30, 2014
Federal income tax rate	32%	32%
State income tax	6%	8%
Charge for deferred tax asset	(38)%	(40)%
	-%	-%

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

Results of the operating segments are as follows:

For the Nine months ended September 30, 2015:

	Domestic	International	Total

Sales	$56,758	$2,764,391	$2,821,149
Cost of goods sold	47,265	2,302,063	2,349,329
Gross profit	$9,492	$462,328	$471,820

For the Nine months ended September 30, 2014:

	Domestic	International	Total

Sales	$14,763	$811,035	$825,798
Cost of goods sold	8,862	1,213,045	1,235,126
Gross profit	$2,092	$(402,010)	$(409,328)

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

WINDSTREAM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 21 – SUBSEQUENT EVENTS

October 2015 Installment Loan Agreement

On October 1, 2015, the Company obtained cash under an installment loan agreement (the “Agreement”) with PowerUp Lending Limited, (“PowerUp”) in the principal amount of $195,000 for $150,000.

Under the terms of the Agreement, the Company will pay, via ACH Debit, a daily charge of $1,326.53 per day until the note for $195,000 is repaid. The Agreement states that there is no interest payable under the terms of the Agreement but the difference between the amount received, $150,000, and the principal amount of $195,000, will be recognized as interest expense over the life of the Agreement. The Agreement is unsecured and is based on future sales and collections on those sales.

The Company reimbursed Power Up for all costs and expenses incurred by it in connection with the transaction and paid $2,995 as an origination fee and paid $11,600 to Carter Terry & Company for due diligence fees.

Typenex Co-Investment, LLC Note

Subsequent to September 30, 2015, the convertible debt holder exercised a portion of their warrant for 54,769 exercise shares as defined in the warrant at a price determined by a formula defined in the warrant, which resulted in the Company issuing 224,561,651 shares of the Company’s common stock to the Lender.

JSJ Investments Financing – Note 1

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $36,765, into shares of the Company’s common stock at prices ranging from $0.000055 to $0.00055. Using the formula provided for in the related convertible debt agreement, this Lender received 220,177,408, shares of the Company’s common stock.

EMA Financial Financing

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $18,095, into shares of the Company’s common stock at prices ranging from $0.000090 to $0.000495. Using the formula provided for in the related convertible debt agreement, this Lender received 134,529,956, shares of the Company’s common stock.

JMJ Financial Financing

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $25,488, into shares of the Company’s common stock at prices ranging from $0.00006 to $0.00060. Using the formula provided for in the related convertible debt agreement, this Lender received 141,800,000, shares of the Company’s common stock.

Union Capital Note

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $58,927, into shares of the Company’s common stock at prices ranging from $0.00060 to $0.00006. Using the formula provided for in the related convertible debt agreement, this Lender received 583,354,617, shares of the Company’s common stock.

LG Capital Note

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $7,873, into shares of the Company’s common stock at prices ranging from $0.0001 to $0.0002. Using the formula provided for in the related convertible debt agreement, this Lender received 72,926,888, shares of the Company’s common stock.

Redwood Investors Convertible Note

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $49,434, into shares of the Company’s common stock at prices ranging from $0.0000520 to $0.000572. Using the formula provided for in the related convertible debt agreement, this Lender received 273,900,000 shares of the Company’s common stock.

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

Recent Developments

●	As of June 2015, the SolarMill ® product was available to US consumers through our website with marketing and promotion relying heavily on social media.

●	Our SolarMill® product was featured on NBC’s “Today Show” in their “Smart Yards” segment July 9, 2015.

●	We signed a distribution agreement with Surland in Argentina for the purchase and distribution of an initial two megawatts of SolarMills products in Argentina. The products began shipping in August 2015 and we have delivered and installed 1.3 MW as of November 6, 2015.

●	The first container of SolarMill ® product under contract to a distributor in New Zealand shipped in August 2015.

Results of Operations for the three months ended September 30, 2015 and 2014, in Aggregate:

	September 30, 2015	September 30, 2014
Sales	$1,732,507	$373,538
Cost of Sales	1,564,746	685,528
Gross Profit (Loss)	167,761	(311,990)
Research and Development Expenses	1,425	91,666
Stock compensation	36,528	39,898
General and Administrative Expenses	1,202,565	827,196
Operating Expenses	1,240,518	958,760
Other Income (Expense)	161,468	(216,609)
Net Loss	(911,289)	(1,487,359)
Non Controlling Interest	(228,780)	-
Net Loss attributable to Windstream Technologies, Inc.	$(682,509)	$(1,487,359)

For the three months ended September 30, 2015 and 2014, we reported net losses of $682,509 and $1,487,359, respectively. The decrease in net loss in the three months ended September 30, 2015, was primarily attributable to the increase in sales and related gross margin. The increase in general and administrative expenses of approximately $375,000, consisted primarily of an increase in compensation related expenses of approximately $233,000 for production and engineering labor, an increase in general and administrative expenses in the India location of $215,000, which did not occur in 2014, an increase in postage and delivery of approximately $26,000 related to an increased shipments overseas, an increase travel and entertainment expense of $19,000, offset by a decrease in professional fees of approximately $124,000, due to reduced consulting and legal fees, a decrease in marketing expenses of $31,000, a decrease in business development expenses of $40,000 and a net increase in other expense categories of $77,000. There was a $3,370 decrease in stock compensation. These increases in expenses were partially offset by the gain on the change in the fair value of derivative liabilities of approximately $326,258. There were no such gains or losses on the fair value of derivatives in 2014.

Sales - Net sales for the three months ended September 30, 2015 were $1,732,507, compared to $373,538 for the three months ended September 30, 2014. The increase in sales is due to an increase in orders from a number of our domestic and international customers.

Cost of Sales - During the three months ended September 30, 2015, cost of sales was $1,564,746 compared to $685,528 for the three months ended September 30, 2014. The increase in cost of sales relates primarily to the increase in sales in the three months ended September 30, 2015 compared to 2014.

Gross Profit (Loss) - We incurred a gross profit of $167,761 for the three months ended September 30, 2015 compared to a gross loss of $311,990 for the three months ended September 30, 2014. The increase in gross profit was primarily due to the increase in sales, the related increase in volume of products being produced and the impact of higher volume on the existing cost structure.

During the three months ended September 30, 2015 and 2014, the gross profit percentage was approximately 9.7% and (83.5%), respectively. The increase in gross profit percentage was primarily due to the increase in sales, the related increase in volume of products being produced and the impact of higher volume on the existing cost structure.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 were $1,240,519, as compared to $958,760 for the three months ended September 30, 2014.

Research and Development - Research and development expenses for the three months ended September 30, 2015 were $1,425, compared to $91,666 for the three months ended September 30, 2014. The decrease is primarily attributable to reduced development activities as we concentrated on increasing sales of our existing products.

We anticipate that as our operations increase, our research and development expenses may increase because we believe that maintaining state-of-the-art products is key to our continued success, although we expect that such expenses will constitute a lower percentage of our operating budget as much of our initial development efforts have been completed.

Stock Compensation - Stock compensation expense for the three months ended September 30, 2015 was $36,528, compared to $39,898 for the three months ended September 30, 2014, a decrease of $3,370.

General and Administrative Expenses – General and administrative expenses for the three months ended September 30, 2015 were $1,202,565, compared to $827,196 for the three months ended September 30, 2014, representing a period to period increase of approximately $375,000, consisting primarily of an increase in compensation related expenses of approximately $233,000 for production and engineering labor, an increase in general and administrative expenses in the India location of $215,000, which did not occur in 2014, an increase in postage and delivery of approximately $26,000 related to increased shipments overseas, an increase travel and entertainment expense of $19,000 offset by a decrease in professional fees of approximately $124,000, due to reduced consulting and legal fees, a decrease in marketing expenses of $31,000, and a net increase in other expense categories of $77,000.

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

Other Income (Expense) – Other income (expense) for the three months ended September 30, 2015 was income of $161,468, compared to expense of $216,609 for the three months ended September 30, 2014. The change of $378,077 is due primarily to a gain on the change in the fair value of derivatives liabilities of approximately $326,258, which did not occur in the three months ended September 30, 2014 and lower interest expense of $48,915 during the three months ended September 30, 2015. Interest expense decreased in the three months ended September 30, 2015 versus the three months ended September 30, 2014 due the decrease in amortization of debt discounts, which were included in interest expense, as the debt discounts were fully written off in the period, offset by a higher level of debt and increased interest costs.

Results of Operations for the nine months ended September 30, 2015 and 2014, in Aggregate:

	September 30, 2015	September 30, 2014
Sales	$2,821,149	$825,798
Cost of Sales	2,349,329	1,235,126
Gross Profit (Loss)	471,820	(409,328)
Research and Development Expenses	24,884	128,117
Inventory write down	-	111,000
Stock compensation	246,399	122,126
General and Administrative Expenses	3,583,921	2,178,365
Operating Expenses	3,855,204	2,539,608
Other Income (Expense)	211,316	(597,853)
Net Loss	(3,172,068)	(3,546,789)
Non Controlling Interest	(206,999)	-
Net Loss attributable to Windstream Technologies, Inc.	$(2,965,069)	$(3,546,789)

For the nine months ended September 30, 2015 and 2014, we reported net losses of $2,965,096 and $3,546,789, respectively. The decrease in net loss in the nine months ended September 30, 2015, was primarily attributable to the increased sales and related cost of sales resulting in an increase in gross profit of $881,148 offset by an increase in general and administrative expenses of $1,405,000, consisting primarily of an increase in compensation related expense related to production and engineering salaries and wages of approximately $954,000, an increase in general and administrative expenses in the India location of $425,000, which did not occur in 2014, an increase in postage and delivery of approximately $66,000 related to increased shipments overseas, an increase in professional fees of approximately $80,000 related to audit fees, an increase of business development expense of $31,000 a decrease in marketing expenses of $58,000, a reduction in travel and entertainment expense of $30,000 and a net reduction in other various other expenses of $45,000. There was no write down of inventory in 2015 compared to the write off of $111,000 in 2014. There was a $124,000 increase in stock compensation. These increases in expenses were partially offset by the gain on the change in the fair value of derivative liabilities of approximately $888,011. There were no such gains or losses on the fair value of derivatives in 2014.

Sales - Net sales for the nine months ended September 30, 2015 were $2,821,149, compared to $825,798 for the nine months ended September 30, 2014. The increase in sales is due to an increase in orders from a number of our domestic and international customers.

Cost of Sales - During the nine months ended September 30, 2015, cost of sales was $2,349,329 compared to $1,235,126 for the nine months ended September 30, 2014. The increase in cost of sales relates primarily to the increase in sales in the nine months ended September 30, 2015 compared to 2014. The increase in cost of sales relates primarily to an increase in sales in the nine months ended September 30, 2015 compared to 2014.

Gross Profit (Loss) - Gross profit was $471,820 for the nine months ended September 30, 2015 compared to a gross loss of $409,328 for the nine months ended September 30, 2014. The increase in gross profit was due to the increase in sales 2015 as well as well as the improvements in manufacturing efficiencies due to higher volumes.

During the nine months ended September 30, 2015 and 2014, the gross profit (loss) percentage was approximately 17% and (49%), respectively. The improvement in the gross percentage is due primarily to the increase in sales as well as well as the improvements in manufacturing efficiencies due to higher volumes.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2015 were $3,855,205, as compared to $2,539,608 for the nine months ended September 30, 2014.

Research and Development - Research and development expenses for the nine months ended September 30, 2015 were $24,844, compared to $128,117 for the nine months ended September 30, 2014. The decrease is primarily attributable to reduced development activities as we concentrated on increasing sales of our existing products.

We anticipate that as our operations increase, our research and development expenses may increase because we believe that maintaining state-of-the-art products is key to our continued success, although we expect that such expenses will constitute a lower percentage of our operating budget as much of our initial development efforts have been completed.

Stock Compensation - Stock compensation expense for the nine months ended September 30, 2015 was $246,399, compared to $122,126 for the nine months ended September 30, 2014. The increase is due primarily to the options issued in late 2014 that vested during the nine months ended September 30, 2015, whereas there was no such activity during the nine months ended September 30, 2014.

General and Administrative Expenses – General and administrative expenses for the nine months ended September 30, 2015 were $3,583,921, compared to $2,178,365 for the nine months ended September 30, 2014, representing an increase of $1,405,000 driven primarily by an increase in compensation related expense related to production and engineering salaries and wages of approximately $954,000, an increase in general and administrative expenses in the India location of $425,000, which did not occur in 2014, an increase in postage and delivery of approximately $66,000 related to increased shipments overseas, an increase in professional fees of approximately $80,000 related to audit fees, an increase of business development expense of $31,000, a decrease in marketing expenses of $58,000, a reduction in travel and entertainment expense of $30,000 and a net reduction in other various other expenses of $27,000.

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

Other income (expense) - Other income for the nine months ended September 30, 2015 was $211,316, compared to other expense of $597,853 for the nine months ended September 30, 2014. The change of $809,169 is due primarily to a gain on the change in the fair value of derivatives liabilities of approximately $888,011 during the nine months ended September 30, 2015, which did not occur in the nine months ended September 30, 2014. Interest expense increased in the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 driven by increases in short term borrowings.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015 compared to December 31, 2014:

	September 30, 2015	December 31, 2014	Increase/(Decrease)
Current Assets	$4,206,068	$5,049,596	$(843,528)
Current Liabilities	$9,026,006	$9,993,241	$(967,235)
Working Capital Deficiency	$(4,819,938)	$(4,943,645)	$123,707

As of September 30, 2015 and December 31, 2014, we had working capital deficiencies of $4,819,938 and $4,943,644, respectively. The decrease in the working capital deficiency was due primarily to decreased use of short term financing to fund operations. Current liabilities also decreased due to the conversion of convertible debt into shares of the Company’s common stock.

Our working capital revolving line of credit with a bank was extended in June 2015 for four months at substantially the same terms, but with a decrease in the current credit limit. The outstanding borrowings under the line of credit as of September 30, 2015 and December 31, 2014 were $1,999,084 and $1,991,605, respectively, which has been included in the short term debt – third parties in the accompanying Consolidated Balance Sheets.

Going Concern

In their report dated April 10, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to net losses of approximately $11,330,000 and $4,845,000 for the years ended December 31, 2014 and 2013, respectively, and working capital deficits of approximately $4,944,000 and $1,396,000 at December 31, 2014 and 2013, respectively. We continued to have a net loss from operations during the nine months ended September 30, 2015. In addition, we have an accumulated deficit of approximately $24,700,000 as of September 30, 2015 and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

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

The following table provides selected financial data about us as of September 30, 2015 and December 31, 2014. For detailed financial information, see the accompanying financial statements.

	September 30, 2015	December 31, 2014
Cash	$177,338	$594,508
Total assets	4,609,775	5,365,295
Total liabilities	$10,198,168	$11,210,403
Stockholder deficit	$(5,588,393)	$(5,845,108)

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $2,608,783 and $3,296,987, respectively. The decrease in cash used in operating activities was primarily related to the increases in sales of products and increases in collection of receivables.

Net cash used in all investing activities for the nine months ended September 30, 2015 was $190,507 as compared to $16,720 for the nine months ended September 30, 2014.

Net cash obtained through all financing activities for the nine months ended September 30, 2015, was $2,382,120, as compared to $3,383,612 for the nine months ended September 30, 2014. We received payments on stock subscription receivable, borrowings on short term debt, proceeds from long term debt, proceeds from issuance of convertible debt and payments on notes receivable during the nine months September 30, 2015 and borrowings on line of credit, proceeds from short term debt, proceeds from short term debt - related parties, proceeds from issuance of convertible debt, and proceeds from issuance of common stock. The estimated working capital requirement for the next 12 months is $2,400,000 with an estimated burn rate of approximately $200,000 per month. As reflected in the accompanying financial statements, we had cash of $177,338 at September 30, 2015, compared to $594,508 at December 31, 2014.

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

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $7,873, into shares of the Company’s common stock at prices ranging from $0.0001 to $0.0002. Using the formula provided for in the related convertible debt agreement, this Lender received 72,926,888, shares of the Company’s common stock.

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

Since the inception of Note #1, through September 30, 2015, JSJ converted approximately $59,515 of the outstanding balance of Note #1 into 27,125,836 shares of common stock at prices based on a formula which resulted in prices from $0.0013 to $0.0033.

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $36,765, into shares of the Company’s common stock at prices ranging from $0.000055 to $0.00055. Using the formula provided for in the related convertible debt agreement, this Lender received 220,177,408, shares of the Company’s common stock.

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

Since the inception of the JMJ Note through September 30, 2015, JMJ converted approximately $23,040 of the outstanding balance of JMJ Note into approximately 20,000,000 shares of the common stock at prices based on a formula which resulted in prices from $0.0006 to $0.0036.

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $25,488, into shares of the Company’s common stock at prices ranging from $0.00006 to $0.00060. Using the formula provided for in the related convertible debt agreement, this Lender received 141,800,000, shares of the Company’s common stock.

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

Since the inception of the EMA Note through September 30, 2015, EMA converted approximately $27,932 of the outstanding balance of EMA Note into 17,529,855 shares of common stock at prices based on a formula which resulted in prices from $0.00108 to $0.0027.

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $18,095, into shares of the Company’s common stock at prices ranging from $0.000090 to $0.000495. Using the formula provided for in the related convertible debt agreement, this Lender received 134,529,956, shares of the Company’s common stock.

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

Subsequent to September 30, 2015, the Lender converted a portion of their outstanding convertible debt, approximately $58,927, into shares of the Company’s common stock at prices ranging from $0.00060 to $0.00006. Using the formula provided for in the related convertible debt agreement, this Lender received 583,354,617, shares of the Company’s common stock.

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

LG Capital Financing – Note 2

On August 14, 2015, the Company entered into a securities purchase agreement with LG Capital Funding, LLC, an accredited investor (“LG”) whereby the Company issued and sold to LG an 8% convertible note (the “LG Note #2”) in the principal amount of $105,000 for $90,000.

The LG Note #2 is due on the first anniversary of issuance and bears interest at the rate of 8% per annum. The LG Note #2 is convertible, in whole or in part, into shares of Common Stock at the option of LG, at a conversion price equal to 60% of the lowest trading price of the Common Stock for the 15 trading days immediately preceding, and including, the date of conversion, subject to adjustment and further discount upon certain events, as set forth in the LG Note #2.

The Company has the right, at any time prior to the six month anniversary of the issuance date of the LG Note #2 to redeem the outstanding LG Note at a redemption price equal to an amount between 115% and 145% of the amount of principal plus interest being redeemed, depending on the date of prepayment.

The convertibility of the LG Note may be limited if, upon conversion, the holder thereof or any of its affiliates would beneficially own more than 9.9% of Common Stock.

The Company reimbursed LG for all costs and expenses incurred by it in connection with the transactions in an amount equal to $5,000 and paid $5,000 for legal fees and an amount equal to $10,000 paid $10,000 to Carter Terry & Company for due diligence fees.

October 2015 Installment Loan Agreement

On October 1, 2015, the Company entered into an installment loan agreement (the “Agreement”) with PowerUp Lending Limited, (“PowerUp”) in the principal amount of $195,000 for $150,000.

Under the terms of the Agreement, the Company will pay, via ACH Debit, a daily charge of $1,326.53 per day until the note for $195,000 is repaid. The Agreement states that there is no interest payable under the terms of the Agreement but the difference between the amount received, $150,000 and the principal amount of $195,000, will be recognized as interest expense over the life of the Agreement. The Agreement is unsecured and is based on future sales and collections on those sales

The Company reimbursed Power Up for all costs and expenses incurred by it in connection with the transactions and paid $2,995 as an origination fee and paid $11,600 to Carter Terry & Company for due diligence fees.

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

Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the nine months ended September 30, 2015 and 2014, respectively.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At September 30, 2015 and December 31, 2014, unamortized deferred financing costs incurred totaled $0. Amortization of deferred financing costs, which has been included in interest expense, for the nine months ended September 30, 2015 and 2014 was approximately $0 and $23,000, respectively.

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

Contractual Commitments

A summary of contractual debt obligations is as follows:

		Payments due by period:
		Less than			More than
Contractual Obligations:	Total	one year	1-3 years	3-5 years	5 years

Short term convertible notes payable with imbedded derivatives	$2,180,364	$2,180,364	-	-	-
Short term debt - related party	$221,000	$221,000	-	-	-
Short term debt - third parties, includes:
Line of credit with a bank	$1,999,084	$1,999,084	-	-	-
Notes payable to various individuals	$510,000	$510,000	-	-	-
Total short term debt - third parties	$2,509,084	$2,509,084	-	-	-

Notes payable, including interest	$1,571,535	$240,097	$1,331,483	-	-

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 28, 2015, a former employee filed a complaint in U.S. District Court against the Company to recover unpaid wages, unreimbursed expenses, liquidated damages, attorney’s fees and costs under the provisions of the Fair Labor Standards Act of 1938. The Company filed an answer to the complaint on July 27, 2015. The wages and unreimbursed business expenses have been accrued in the Company’s financial statements since those obligations arose in accordance with generally accepted accounting principles. The two parties do not appear to disagree on the unpaid wages and unreimbursed expenses due the former employee. Counsels for the parties continue to be in discussion to attempt to work out a settlement in order to avoid the costs of pursuing and defending this matter in court. The next step for this action is a settlement conference with the magistrate and the various parties tentatively scheduled for early December 2015. Depositions may start just before or just after that conference, if no resolution is reached. The Company believes that this case is too early in its development for the Company to recognize any additional liabilities except those the Company has already recognized.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed on Current Reports on Form 8-Ks.

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

WINDSTREAM TECHNOLOGIES, INC.

Date: November 16, 2015	By:	/s/ Daniel Bates
	Name:	Daniel Bates
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ William Thorpe
	Name:	William Thorpe
	Title:	Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)

